Form 10-Q
period 2021-06-30
FREYR Battery
filed 2021-08-12
CIK 1844224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40581

FREYR Battery

(Exact name of Registrant as specified in its charter)

Luxembourg	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

412F, route d’Esch, L-2086 Luxembourg

Grand Duchy of Luxembourg

00 352 46 61 11 3721

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, without nominal value	FREY	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50	FREY WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2021, the registrant had 116,440,191 ordinary shares, without nominal value, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding FREYR’s future financial performance, as well as our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Report and in any document incorporated herein by reference should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	Changes adversely affecting the battery industry and the development of existing or new technologies;
●	The effect of the COVID-19 pandemic on our business;
●	The outcome of any legal proceedings that may be instituted against us following the announcement of the Business Combination and transactions contemplated thereby;
●	The risk that the Business Combination disrupts our current plans and operations;
●	Our ability to recognize the benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
●	Costs related to the Business Combination;
●	The failure of 24M technology or our batteries to perform as expected;
●	24M or other future counterparties will provide similar licenses to other manufacturers which will increase our competition;
●	Our ability to manufacture battery cells and to develop and increase its production capacity in a cost-effective manner;
●	The electrification of energy sources does not develop as expected, or develops more slowly than expected;
●	Technological developments in existing technologies or new developments in competitive technologies that could adversely affect the demand for our battery cells;
●	General economic conditions;
●	Increases in the cost of electricity or raw materials and components;
●	Our ability to protect its intellectual property;
●	Changes in applicable laws or regulations, including environmental and export control laws;

●	Our ability to retain key employees;
●	Our business strategy and plans;
●	Our ability to target and retain customers and suppliers;
●	The failure to build our finance infrastructure and improve its accounting systems and controls;
●	Our ability to assert, enforce and otherwise protect against unauthorized use of intellectual property rights licensed from 24M, which could result in its competitors using the intellectual property to offer products;
●	The outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims;
●	Whether and when we might pay dividends;
●	Our ability to source materials from an ethically- and sustainably-sourced supply chain;
●	The result of future financing efforts;
●	The cost-competitiveness, carbon footprint, energy density and charge-rates of our batteries;
●	The timing, capacity, configurations and locations of our battery factories and production lines;
●	The planned construction and production dates for the customer qualification plant and the planned construction period for each of our Gigafactories;
●	The cost to build the customer qualification plant and the Gigafactories;
●	Our expectations for our general and administrative expenses;
●	Our expectations about market supply, demand and other dynamics, including the number of industrial-scale battery manufacturing facilities in Norway, supply costs, regulatory developments, increased globalization, consolidation in the automotive and energy industries;
●	The use and mix of lithium-nickel-manganese-oxide and lithium-iron-phosphate battery chemistries, including shifts in the battery chemistry mix due to conversations with potential customers;
●	The market segments that we will initially target;
●	Whether we will successfully enter into or obtain, and the impact of failing to sign or obtain, customer offtake agreements, necessary consents, other commercial agreements, permits or licenses in a timely manner or at all;
●	Our ability to enter successful joint venture partnerships and licensing arrangements; and
●	Our ability to commercialize 24M and other technology.

Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.

EXPLANATORY NOTE

On July 9, 2021, FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”), consummated a previously announced merger pursuant to that certain Business Combination Agreement, dated January 29, 2021 (the “Business Combination Agreement”), by and among Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”), Alussa Energy Sponsor LLC (“Sponsor”), FREYR Battery, a corporation in the form of a public limited liability company (société anonyme) incorporated under the laws of Luxembourg (“FREYR Battery”), FREYR Legacy, ATS AS (“Shareholder Representative”), Norway Sub 1 AS, a private limited liability company organized under the laws of Norway (“Norway Merger Sub 1”), Norway Sub 2 AS, a private limited liability company organized under the laws of Norway (“Norway Merger Sub 2”), Adama Charlie Sub, a Cayman Islands exempted company (“Cayman Merger Sub”) and the shareholders of FREYR Legacy named therein (the “Major Shareholders”).

For more information, see the section of this Report titled “FREYR Battery’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” and FREYR’s (as defined below) other filings with the Securities and Exchange Commission.

Unless the context requires otherwise, in this Report, the words “FREYR Battery” refers to FREYR Battery, “FREYR Legacy” refers to FREYR AS and "we," "us," "our" and "FREYR" refer to FREYR Battery and its wholly owned subsidiaries including FREYR Legacy, unless the context requires otherwise. All references herein to the “Board” refer to the board of directors of FREYR. All references herein to the “Closing” refer to the closing of the transactions contemplated by the Business Combination Agreement (the “Transactions” or the “Business Combination”), including the Norway Demerger, the Norway Merger, the Cayman Merger, the Cross-Border Merger and the transactions contemplated by subscription agreements entered into by Alussa and certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors subscribed for an aggregate of 60,000,000 Ordinary Shares at a price of $10.00 per share for an aggregate purchase price of $600,000,000 (the “PIPE Investment”). In this Report, “Ordinary Shares” means ordinary shares of the Registrant, without nominal value.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

A. FREYR BATTERY FINANCIAL STATEMENTS (UNAUDITED)

FREYR BATTERY

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2021

(U.S. dollars in actuals)

Assets
Cash	$1,638,218
Total Assets	$1,638,218

Liabilities, Temporary Equity and Shareholders’ Equity
Current Liabilities
Advance of equity contribution	$1,600,000
Accounts payable	246
Total Current Liabilities	1,600,246
Total Liabilities	1,600,246

Ordinary shares subject to possible redemption, no nominal value, 40,000 shares authorized, issued and outstanding	40,000

Shareholders’ Equity
Accumulated deficit	(2,028)
Total Shareholders’ Equity	37,972
Total Liabilities, Temporary Equity and Shareholders’ Equity	$1,638,218

See accompanying notes to condensed consolidated financial statements

FREYR BATTERY

Notes to Unaudited Condensed Consolidated Balance Sheet

Note 1: Background and Nature of Operations

FREYR Battery (the “Company”) was incorporated as a public limited liability company (“société anonyme”) under the laws of Grand Duchy of Luxembourg on January 20, 2021. The Company was formed for the purpose of effecting a merger between Alussa Energy Acquisition Corp. (“Alussa”), FREYR AS (“FREYR”), and certain other affiliated entities through a series of transactions (the “Business Combination”) pursuant to the definitive agreement entered into on January 29, 2021 (“Business Combination Agreement”). In conjunction with the Business Combination, Alussa and FREYR will become wholly owned subsidiaries of and will be operated by the Company. Upon the completion of the Business Combination, the Company will succeed to substantially all of the operations of its predecessor, FREYR.

Note 2: Basis of Presentation and Accounting

The condensed consolidated balance sheet is presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows have not been presented because there have only been nominal activities in this entity as of June 30, 2021. For the period ended June 30, 2021, the Company incurred a total of $893 in interest and other bank charges and a foreign currency transaction loss of $1,135 for a total impact of $2,028. The Company also received $1,600,000 in advanced funding related to the subscription agreements entered into between the Company and various investors (“the PIPE Investment”), which are contingent upon the Business Combination Agreement. As the Business Combination had not yet been consummated as of June 30, 2021, the Company recognized the advanced funding as an advance of equity contribution on the condensed consolidated balance sheet. Upon the consummation of the Business Combination, the Company will have the rights to the funds received and the liability will be reclassified into additional paid-in capital.

Basis for Consolidation

The condensed consolidated balance sheet includes the accounts of the Company and its wholly owned subsidiary. The Company did not have any operations for the period ended June 30, 2021.

Note 3: Summary of Significant Accounting Policies — Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Note 4: Temporary Equity

The Company has issued share capital of 40,000 fully paid redeemable shares with no nominal value in exchange for $40,000. The shares are redeemable at any time by the Company; however, as the holder of the redeemable shares also controls the Company, the redemption option is not considered to be within the control of the Company. As a result, the redeemable shares are classified as temporary equity.

FREYR BATTERY

Notes to Unaudited Condensed Consolidated Balance Sheet

Note 5: Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On July 9, 2021, in accordance with the Business Combination Agreement, the Company acquired 100% of the outstanding equity interests of FREYR and Alussa. In line with the Business Combination Agreement, FREYR merged with and into a wholly owned subsidiary of the Company, Freyr Battery Norway AS. For accounting purposes, the Business Combination will be accounted for as a reverse recapitalization whereby FREYR will be treated as the accounting acquirer and Alussa will be treated as the acquired company. In connection with the close of the Business Combination, the Company was listed on the New York Stock Exchange under the symbol FREY effective July 8, 2021. Cash received by the Company from the Business Combination included the PIPE Investment and Alussa cash on hand totaling $650,189,029, net of related transaction costs and inclusive of the $1,600,000 advanced funding.

Concurrent with the close of the Business Combination, the Company’s board of directors resolved to grant discretionary options to certain employees up to a total of 2,000,000 options during 2021.

Concurrent with the close of the Business Combination, the Company resolved to increase the share capital of Freyr Battery Norway AS from NOK 30,000 to NOK 60,000 by increasing the nominal value per share from NOK 10 to NOK 20 for an investment totaling NOK 606,130,000 ($70,000,000) at an extraordinary general meeting. Of the NOK 606,130,000 contribution, NOK 30,000 represents share capital and NOK 606,100,000 represents share premium.

Concurrent with the close of the Business Combination, the 2,308,526 warrants held by the third-party service provider of FREYR were exchanged for 413,313 warrants in the Company and the exercise price of NOK 0.01 was adjusted to NOK 0.05546. On August 11, 2021, the board of directors of the Company approved the issuance of 413,313 ordinary shares of the Company in exchange for all warrants at an exercise price of NOK 0.05546 per warrant for total consideration of NOK 23,000.

On July 19, 2021, the Company reached a final investment decision (“FID”) to proceed with the construction of the customer qualification plant and first battery cell production line in Mo i Rana, Norway. The FID comes after completing the tender processes and allows for the award of contracts for key production equipment supply. Preparatory work on the pilot plant is ongoing with a targeted start of initial operations in the second half of 2022.

B. FREYR AS FINANCIAL STATEMENTS (UNAUDITED)

FREYR AS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and per Share Amounts)

	As of	As of
	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$11,279	$14,749
Restricted cash	803	196
Prepaid assets	1,514	464
VAT receivable	477	442
Interest income receivable	8	—
Total current assets	14,081	15,851
Property and equipment, net	162	80
Other long-term assets	12	—
Total assets	$14,255	$15,931
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$1,955	$888
Accrued liabilities	4,214	2,153
Accounts payable and accrued liabilities – related party	1,253	322
Redeemable preferred shares	15,000	7,574
Deferred income	1,421	—
Total current liabilities	23,843	10,937
Other long-term liabilities	—	38
Total liabilities	23,843	10,975
Commitments and contingencies (Note 5)
Shareholders’ equity (deficit)
Ordinary share capital, NOK 0.01 par value, 209,196,827 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	238	238
Additional paid-in capital	20,090	14,945
Accumulated other comprehensive income	892	658
Accumulated deficit	(30,808)	(10,885)
Total shareholders’ equity (deficit)	(9,588)	4,956
Total liabilities and shareholders’ equity (deficit)	$14,255	$15,931

See accompanying notes to condensed consolidated financial statements

FREYR AS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and per Share Amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$4,006	$413	$11,138	$1,007
Research and development	3,045	43	5,952	88
Depreciation	14	3	24	6
Other operating expenses	3,155	541	5,026	780
Total operating expenses	10,220	1,000	22,140	1,881
Loss from operations	(10,220)	(1,000)	(22,140)	(1,881)
Other income (expense):
Redeemable preferred shares fair value adjustment	69	—	75	—
Interest income	2	—	8	—
Warrant liability fair value adjustment	—	(159)	—	(225)
Convertible notes fair value adjustment	—	(59)	—	(34)
Interest expense	—	(34)	—	(42)
Foreign currency transaction (loss) gain	(209)	1	(188)	(4)
Other income	2,322	231	2,322	271
Loss before income taxes	(8,036)	(1,020)	(19,923)	(1,915)
Income tax expense	—	—	—	—
Net loss	$(8,036)	$(1,020)	$(19,923)	$(1,915)

Other comprehensive income (loss):
Foreign currency translation adjustments	177	(117)	234	129
Total comprehensive loss	$(7,859)	$(1,137)	$(19,689)	$(1,786)

Basic and diluted weighted-average ordinary shares outstanding	209,196,827	120,945,619	209,196,827	119,822,809
Basic and diluted net loss attributable to ordinary shareholders (Note 13)	$(0.04)	$(0.01)	$(0.10)	$(0.02)

See accompanying notes to condensed consolidated financial statements

FREYR AS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of January 1, 2020	118,700,000	$143	$192	$(4)	$(1,280)	$(949)
Net loss	—	—	—	—	(895)	(895)
Other comprehensive income	—	—	—	246	—	246
Balance as of March 31, 2020	118,700,000	$143	$192	$242	$(2,175)	$(1,598)
Capital contributions from Rana municipality, net of issuance costs	5,239,777	$5	$990	$—	$—	$995
Net loss	—	—	—	—	(1,020)	(1,020)
Other comprehensive income	—	—	—	(117)	—	(117)
Balance as of June 30, 2020	123,939,777	$148	$1,182	$125	$(3,195)	$(1,740)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of January 1, 2021	209,196,827	$238	$14,945	$658	$(10,885)	$4,956
Share-based compensation expense	—	—	4,617	—	—	4,617
Net loss	—	—	—	—	(11,887)	(11,887)
Other comprehensive income	—	—	—	57	—	57
Balance as of March 31, 2021	209,196,827	$238	$19,562	$715	$(22,772)	$(2,257)
Share-based compensation expense	—	$—	$528	$—	$—	$528
Net loss	—	—	—	—	(8,036)	(8,036)
Other comprehensive income	—	—	—	177	—	177
Balance as of June 30, 2021	209,196,827	$238	$20,090	$892	$(30,808)	$(9,588)

See accompanying notes to condensed consolidated financial statements

FREYR AS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the six months ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(19,923)	$(1,915)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	4,688	—
Depreciation	24	6
Redeemable preferred shares fair value adjustment	(75)	—
Foreign currency transaction loss on redeemable preferred shares	28	—
Warrant liability fair value adjustment	—	225
Convertible notes fair value adjustment	—	34
Other	—	106
Changes in assets and liabilities:
Prepaid assets	(1,049)	(142)
VAT receivable	(42)	149
Interest income receivable	(8)	—
Accounts payable and accrued liabilities	3,659	486
Accounts payable and accrued liabilities – related party	950	(6)
Deferred income	1,431	—
Net cash used in operating activities	(10,317)	(1,057)
Cash flows from investing activities
Purchases of property and equipment	(107)	(25)
Purchases of other long-term assets	(12)	—
Net cash used in investing activities	(119)	(25)
Cash flows from financing activities
Capital contributions - ordinary shares	—	1,000
Issuance cost	—	(5)
Proceeds from issuance of redeemable preferred shares	7,500	—
Proceeds from issuance of convertible debt	—	1,066
Proceeds from issuance of convertible debt – related party	—	412
Net cash provided by financing activities	7,500	2,473
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	73	(1)
Net increase in cash, cash equivalents, and restricted cash	(2,863)	1,390
Cash, cash equivalents, and restricted cash at beginning of period	14,945	257
Cash, cash equivalents, and restricted cash at end of period	$12,082	$1,647

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$13
Cash paid for income taxes	—	—

Significant non-cash investing and financing activities
Settlement of accrued liabilities through issuance of non-employee warrants	$460	$—
Settlement of other long-term liabilities through issuance of employee options	38	—

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$11,279	$1,610
Restricted cash	803	37
Cash, cash equivalents, and restricted cash	$12,082	$1,647

See accompanying notes to condensed consolidated financial statements.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Description of the Business

FREYR AS (the “Company”) was founded on February 1, 2018 and is incorporated and domiciled in Norway. The Company registered with the Norway Register of Business Enterprises on February 21, 2018. The Company is planning the development of lithium-ion battery facilities in Mo i Rana, Norway. The Company’s principal executive offices are in Mo i Rana, Norway.

FREYR’s mission and vision is to accelerate the decarbonization of the transportation sector and energy systems by delivering some of the world’s cleanest and most cost-effective batteries. FREYR aims to produce some of the most cost-competitive batteries with the lowest carbon footprints, which could further support the acceleration of the energy transition. FREYR is currently working to develop application of its in-licensed technology and planning the building of the battery factories in Mo i Rana. Planned principal operations have not yet commenced. As of June 30, 2021, FREYR has not derived revenue from its principal business activities. FREYR will initially target energy storage systems (“ESS”), marine applications, commercial vehicles and electric vehicles (“EV”) with slower charge requirements, and then plans to target additional markets, including consumer EVs, through both the licensing model and joint venture model. FREYR plans to produce faster charge battery cells for the broader consumer EV segment through the 24M platforms, as well as through the joint venture business model and potentially additional licensing partnerships.

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein.

Business Combination

On January 29, 2021, the Company entered into a definitive business combination agreement (“BCA”) to merge with Alussa Energy Acquisition Corp. (“Alussa”) and certain other affiliated entities through a series of transactions (the “Business Combination”). The Business Combination was subject to approval by the shareholders of Alussa and the Company and other customary closing conditions. The Business Combination is anticipated to be accounted for as a reverse capitalization in accordance with U.S. GAAP. In connection with the Business Combination, a subscription agreement was entered into between an affiliate of Alussa and various investors for proceeds of $600,000 thousand (the “PIPE Investment”). The PIPE Investment was conditioned upon the closing of the Business Combination. The proceeds of the PIPE Investment, together with the amounts remaining in Alussa’s trust account following the closing of the Business Combination, will be retained by the post-combination business. On July 9, 2021, the Business Combination was consummated. See Note 14 – Subsequent Events for further discussion on the close of the Business Combination.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of preferred shares, among others. The Company bases these estimates on historical experiences and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Unaudited Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the interim condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2021 and 2020, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2021 and its results of operations and cash flows for the six months ended June 30, 2021 and 2020. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period. Although the consolidated balance sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements as of December 31, 2020, these interim condensed consolidated financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s annual financial statements for the fiscal year ended December 31, 2020.

Significant Risk and Uncertainties

The Company is subject to those risks common in the renewable energy and manufacturing industries and also those risks common to early stage development companies, including, but not limited to, the possibility of not being able to successfully develop or market its products, the ability to obtain or maintain licenses and permits to support future business, competition, dependence on key personnel and key external alliances, loss of its grant contributor, the ability to maintain and establish relationships with current and future vendors and suppliers, the successful protection of its proprietary technologies, the possibility of the factory development being disrupted, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

Restricted Cash

Restricted cash consists of funds held in a restricted account for payment of upfront rental lease deposits and income tax withholdings to the Norwegian government, payable every other month.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement

The Company follows the accounting guidance in ASC 820, Fair Value Measurement, for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

Fair value measurements of assets and liabilities are categorized based on the following hierarchy:

Level 1 —	Fair value determined based on quoted prices in active markets for identical assets or liabilities.
Level 2 —

Fair value determined using significant observable inputs, such as quoted prices for similar assets or liabilities or quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data, by correlation or other means.

Level 3 —	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

For the nine convertible notes issued in 2020 (“2020 Convertible Notes”), the Company has elected the fair value option. Such election is irrevocable and is applied on an instrument-by-instrument basis at initial recognition. Any changes in the fair value of these securities are recognized in the condensed consolidated statements of operations and comprehensive loss. Interest expense on the 2020 Convertible Notes for which the fair value option has been elected is based on stated interest rates and is recorded as interest expense within the condensed consolidated statements of operations and comprehensive loss.

3. Property and Equipment

Property and equipment as of June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2021	2020
Office equipment	$203	$98
Less: Accumulated depreciation and amortization	(39)	(15)
Less: Foreign currency translation effects	(2)	(3)
Property and equipment, net	$162	$80

Depreciation expense related to property and equipment was $14 thousand and $24 thousand for the three and six months ended June 30, 2021, respectively, and $3 thousand and $6 thousand for the three and six months ended June 30, 2020, respectively.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Accrued Liabilities

Accrued liabilities as of June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2021	2020
Accrued research and development costs (Note 5)	$1,189	$445
Accrued professional and legal fees	1,599	245
Accrued payroll and payroll related expenses	1,070	518
Accrued share-based compensation expense	—	460
Accrued other operating costs	356	485
Total accrued liabilities	$4,214	$2,153

5. Commitments and Contingencies

Lease Commitments

The Company currently leases its corporate headquarters as well as other real estate assets that are classified as operating leases. Total rent expense was $86 thousand and $157 thousand for the three and six months ended June 30, 2021, respectively, and $27 thousand and $54 thousand for the three and six months ended June 30, 2020, respectively. The Company does not have any leases classified as capital leases.

Other Commitments

On December 1, 2020, the Company entered into a definitive licensing and services agreement effective December 15, 2020 with 24M to use its Semi-Solid lithium-ion battery platform technology in FREYR’s planned facilities in Mo i Rana, Norway. In accordance with this agreement and a letter agreement dated December 18, 2020, the Company has committed to pay $20,000 thousand for the rights to production of battery cells based on 24M’s current and future technology, as well as the provision of services to the Company, including technical training of engineers, the provision of information relevant to construct and operate the factory and on-site support. $700 thousand was paid and expensed in 2020 at the signing of the memorandum of understanding prior to entering into a definitive agreement. The Company determined that the remaining $19,300 thousand payable would be recognized straight-line over the service period through December 31, 2022, which was extended to December 31, 2023 through the first amendment to the definitive agreement dated January 18, 2021. As of December 31, 2020, $445 thousand was accrued related to the agreement. On January 12, 2021, $2,500 thousand was paid, as prescribed by the definitive agreement. As of June 30, 2021, $1,181 thousand was accrued related to the agreement and the Company’s remaining commitments were $2,500 thousand, paid as of July 31, 2021, as well as $14,300 thousand, payable upon the financial close of the Company’s commercial facility, but no later than December 31, 2021. In accordance with the definitive agreement, the Company will also pay an ongoing royalty fee based on sales volumes with minimum annual payments of $3,000 thousand beginning on the three-year anniversary of the effective date. All expenses related to this definitive agreement are recognized as research and development costs within the condensed consolidated statements of operations and comprehensive loss.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into agreements with a public Norwegian university to fund professorships and research within the field of energy-efficient battery plants. Under the agreements, the Company has committed to pay NOK 700 thousand annually for four years for a total of NOK 2,800 thousand to fund the professorships and NOK 1,000 thousand annually for eight years for a total of NOK 8,000 thousand to fund the research. As of June 30, 2021, the Company’s remaining commitments were NOK 1,225 thousand ($143 thousand) and NOK 6,000 thousand ($701 thousand) to fund the professorships and research, respectively. All expenses related to these agreements are recognized as research and development costs within the condensed consolidated statements of operations and comprehensive loss.

On January 23, 2020, the Company entered into an agreement with the Nordland county municipality related to the mobilization of the battery factory in Mo i Rana. Under the agreement, the Company has committed to pay NOK 500 thousand per year over three years beginning in 2020. As of June 30, 2021, the Company’s remaining commitment was NOK 1,000 thousand ($117 thousand). All expenses related to this agreement are recognized as other operating expenses within the condensed consolidated statements of operations and comprehensive loss.

Contingent Liabilities — Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies for asserted legal and other claims. However, the outcome of litigation is inherently uncertain.

6. Fair Value Measurement

The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring basis according to the valuation techniques the Company uses to determine their fair value (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Redeemable Preferred Shares	$—	$—	$15,000	$15,000
Total fair value	$—	$—	$15,000	$15,000

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Redeemable Preferred Shares	$—	$—	$7,574	$7,574
Total fair value	$—	$—	$7,574	$7,574

As of June 30, 2021 and December 31, 2020, the carrying value of all other financial assets and liabilities approximated their respective fair values.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021 and December 31, 2020, the Company measured its redeemable preferred shares (the “preferred shares”) at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the preferred shares used assumptions and estimates that the Company believed would be made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates was obtained. Changes in the fair value of the preferred shares related to updated assumptions and estimates were recognized as a redeemable preferred shares fair value adjustment within the condensed consolidated statements of operations and comprehensive loss.

The preferred shares outstanding on June 30, 2021 and December 31, 2020 were valued using a scenario-based framework. Within each scenario, an income approach, specifically the discounted cash flow approach, was utilized based on the expected payoffs upon the conversion or redemption event, the estimated yield and the expected probability of occurrence, which management determined was a significant assumption. Using this approach, the Company determined that the fair value of the redeemable preferred shares was $15,000 thousand and $7,574 thousand as of June 30, 2021 and December 31, 2020, respectively. The Company noted that a change in the weighting of the expected forms of settlement would result in a change to the fair value ascribed to the redeemable preferred shares. See Note 7 — Redeemable Preferred Shares for further discussion on the preferred shares.

During 2020, the Company issued the 2020 Convertible Notes, of which seven were issued to third-party investors and two were issued to related parties. The Company elected to apply the fair value option to the 2020 Convertible Notes at the time they were first recognized. On July 2, 2020 and July 8, 2020, the 2020 Convertible Notes were settled. Prior to settlement, the 2020 Convertible Notes were valued using a scenario-based framework. This analysis assumed two scenarios that were weighted based on the likelihood of occurrence, one in which a qualified financing event occurred and the other in which no qualified financing event occurred and the 2020 Convertible Notes were redeemed at maturity.

On June 10, 2019, the Company entered into an agreement with a third-party investor (the “Investment Agreement”) to issue warrants in exchange for the investor funding cash investments in tranches to support the Company’s two battery projects for the period from the effective date of the agreement through September 30, 2021. The warrant liability was initially valued using a scenario-based framework that assumed varying levels of tranches of investments and the related equity valuation, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. As of June 30, 2020, the Company measured its warrant liability using the indicated transaction price for the private placement that was finalized shortly after period end. This change in the valuation methodology was a result of the availability of inputs corroborated by an observable market transaction, which caused it to be classified as a Level 2 measurement within the fair value hierarchy. As of September 30, 2020, and through settlement on November 23, 2020, the Company measured the fair value of the warrant liability based on inputs corroborated by observable market transactions using the over-the-counter (“OTC”) trading price. The warrant liability was settled on November 23, 2020.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in the Level 3 instruments measured at fair value for the six months ended June 30, 2021 and 2020, respectively (in thousands):

	For the six months ended June 30, 2021
	Redeemable	2020
	preferred	Convertible	Warrant
	shares	Notes	liability
Balance (beginning of period)	$7,574	$—	$—
Additions	7,500	—	—
Fair value measurement adjustments	(74)	—	—
Balance (end of period)	$15,000	$—	$—

	For the six months ended June 30, 2020
	Redeemable	2020
	preferred	Convertible	Warrant
	shares	Notes	liability
Balance (beginning of period)	$—	$—	$93
Additions	—	1,479	74
Accrued interest	—	21	—
Fair value measurement adjustments	—	35	225
Foreign currency exchange effects	—	(8)	(11)
Balance (end of period)	$—	$1,527	$381

7. Redeemable Preferred Shares

On November 11, 2020, 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 71,529 thousand ($7,500 thousand) to two affiliates of Alussa in exchange for a cash contribution of $7,500 thousand (the “Preferred Share Preference Amount”). Each preferred share is entitled to a distribution equal to $1, before and in preference to any distribution on the Company’s ordinary shares. Subsequently, each preferred share is entitled to the same distribution per share as the Company’s ordinary shares. The holders of preferred shares are entitled to the same right as ordinary shareholders including one vote per share at the Company’s general meetings. Each preferred share contained automatic settlement features on the earlier of June 30, 2021 or a qualified transaction event.

The Company also issued 92,500,000 warrants that were subscribed together with the preferred shares discussed above. Each exercisable warrant shall give the right to subscribe for one new ordinary share of the Company with a subscription price of NOK 0.01 per share (the “Warrant Contribution Amount”). No ordinary shares may be issued pursuant to the warrants unless and until the preferred shares issued are converted into ordinary shares. As such, the warrants are not separately exercisable from the preferred shares and are considered an embedded feature.

On February 16, 2021, an additional 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 64,081 thousand ($7,500 thousand) to three affiliates of Alussa in exchange for a Preferred Share Preference Amount of $7,500 thousand. Each preferred share is entitled to the same distribution and rights as the initial 7,500,000 redeemable preferred shares issued. Each preferred share contains automatic settlement features on the earlier of September 30, 2021 or a qualified transaction event. The shareholders also approved to change the date of the automatic settlement features for the initial 7,500,000 redeemable preferred shares from June 30, 2021 to September 30, 2021.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If a qualified transaction event occurs no later than September 30, 2021, the preferred shares will be exchanged for an amount of ordinary shares and exercisable warrants based on the sum total of (a) the Preferred Share Preference Amount and (b) the Warrant Contribution Amount divided by the lowest price paid per share in the qualified transaction event. The Business Combination and PIPE Investment are expected to meet the definition of a qualified transaction event. See Note 1 — Business and Basis of Presentation for further information on the Business Combination and PIPE Investment.

If the Company determines that a qualified transaction event will not occur before September 30, 2021, the Company may also redeem, at its option, all of the preferred shares for a payment in cash equal to 105% of the Preferred Share Preference Amount. Upon the redemption of the preferred shares, the warrants will be cancelled for no consideration. On September 30, 2021, if the qualified transaction event has not yet occurred and the Company has not redeemed the preferred shares, the preferred shares will be exchanged for an amount of ordinary shares and exercisable warrants based on the sum total of (a) the Preferred Share Preference Amount and (b) the Warrant Contribution Amount divided by a conversion price equal to 80% of the volume weighted average price per ordinary share during the 40 business days immediately preceding September 30, 2021.

The Company determined that the preferred shares and warrants should be considered a single financial instrument and recognized as a liability within the condensed consolidated balance sheets. The liability is measured at fair value and will be subsequently remeasured at each reporting date with changes being recorded as a redeemable preferred shares fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. The fair value of the preferred shares and warrants was $15,000 thousand and $7,574 thousand as of June 30, 2021 and December 31, 2020, respectively. See Note 6 — Fair Value Measurement for further information on the preferred shares and warrants.

8. Shareholders’ Equity (Deficit)

As of June 30, 2021, the Company had ordinary shares with share capital of NOK 2,092 thousand ($238 thousand) comprising 209,196,827 shares at a nominal value of NOK 0.01 per share with NOK 185,470 thousand ($20,090 thousand) in additional paid-in capital. As of December 31, 2020, the Company had ordinary shares with share capital of NOK 2,092 thousand ($238 thousand) comprising 209,196,827 shares at a nominal value of NOK 0.01 per share with NOK 141,380 thousand ($14,945 thousand) in additional paid-in capital. The holders of ordinary shares are entitled to receive dividends as and when declared and are entitled to one vote per share at the Company’s general meetings.

9. Share-Based Compensation

Employee Awards

The Company has an Incentive Stock Option Plan (the “2019 Plan”) issued on September 11, 2019. According to the 2019 Plan, options or warrants may be granted to eligible employees, and a total of 5,000,000 ordinary shares may be issued pursuant to the exercise of options and warrants granted. On December 1, 2020, the board of directors approved to increase the amount of ordinary shares to be issued under the 2019 plan by 5,000,000 ordinary shares.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, the Company has issued offer letters to 33 employees under the 2019 Plan. Each offer letter provides a grant schedule including the number of options or warrants to be granted on each grant date, the vesting date and the exercise period of the options. For 29 of the employees, the options or warrants will be granted on a quarterly basis over a two-year period and can be exercised at the earliest three years and at the latest five years after the date of the first legal grant date. The options granted to three of the Company’s executives vest based on service-based conditions for a portion of the awards and upon service-based conditions and the achievement of a liquidity-event-driven performance condition for the remainder of the awards. In the event of a change of control, defined as a corporate transaction involving 50% or more of the combined voting power of the equity interests in the Company, the stock options and warrants and performance stock options and warrants already granted or earmarked for an employee’s first year of employment will vest immediately, given that the employee’s employment contract has not been terminated.

In accordance with ASC 718, Stock-Based Compensation, the grant date should be the date at which an employer and an employee reach a mutual understanding of the key terms and conditions of a share-based payment award. In addition, individual awards that are subject to approval by the board of directors, management, or both are not deemed to be granted until all such approvals are obtained.

On January 29, 2021, the Company entered into the BCA, which was simultaneously approved by the board of directors. See Note 1 — Business and Basis of Presentation for further information on the BCA and respective Business Combination. Pursuant to the BCA, the exercise prices for certain employee awards that were not previously known were established. As such, a grant date for accounting purposes was achieved for these employee awards as there was a mutual understanding of the terms and conditions. However, the board of directors does not have the requisite authorization to settle the equity awards in ordinary shares. As such, the employee awards were initially treated as cash-settled liability awards as of January 29, 2021. On February 16, 2021, the share settlement of the employee awards was approved by the Company’s shareholders at an extraordinary general meeting, and as a result, the awards were reclassified from liability to equity. Furthermore, on February 16, 2021, the share-based compensation liability of $38 thousand recognized in other long-term liabilities as of December 31, 2020 related to these employee awards was reclassified to equity. In addition to establishing a mutual understanding of the key terms and conditions for certain employee awards, the BCA also established a performance condition that will adjust the exercise price of certain options and warrants upon the close of the Business Combination. As a result, the total cumulative share-based compensation expense to be recognized for the employee awards will be based on the fair value of the awards estimated at the grant date for the condition or outcome that is actually satisfied, that is, the service-based condition or the liquidity-event-driven performance condition. Share-based compensation expense has not been recognized for awards that will only vest upon on the achievement of the close of the Business Combination or an alternative liquidity event as these events are not considered probable as of June 30, 2021. As a result of the close of the Business Combination on July 9, 2021, the performance condition has been met. As such, the employee awards vested immediately on July 9, 2021 in accordance with the BCA and share-based compensation was recognized for the remaining unrecognized fair value of the employee awards subject to the performance condition. See Note 14 – Subsequent Events for further discussion. Share-based compensation expense is recognized as general and administrative expense within the condensed consolidated statements of operations and comprehensive loss.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the activity relating to the employee awards outstanding for the six months ended June 30, 2021 (aggregate intrinsic value in thousands):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise price	contractual life	intrinsic
Six Months Ended June 30, 2021	Number	(NOK)	(years)	value
Awards outstanding at beginning of period	375,000	1.50	4.75	$365
Awards granted	2,454,583	3.87	4.22	$3,038
Awards outstanding at end of period	2,829,583	3.56	4.22	$3,403
Awards exercisable at end of period	—	—	—	$—

The following table sets forth the activity relating to performance employee awards outstanding for the six months ended June 30, 2021 (aggregate intrinsic value in thousands):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise price	contractual life	intrinsic
Six Months Ended June 30, 2021	Number	(NOK)	(years)	value
Performance awards outstanding at beginning of period	625,000	1.50	4.75	$608
Performance awards granted	2,291,667	4.04	4.44	$2,922
Performance awards outstanding at end of period	2,916,667	3.49	4.40	$3,530
Performance awards exercisable at end of period	—	—	—	$—

Assumptions used to determine the fair value of employee awards and performance employee awards using the Black-Scholes-Merton option pricing model are as follows:

	Six Months Ended June 30, 2021
	Range of Assumptions
Grant date fair value per warrant or option	$1.13	-	$2.00
Valuation assumptions:		-
Expected term (years)	4.12	-	4.88
Expected volatility	45.50%	-	46.93%
Expected dividend yield	0.00%	-	0.00%
Risk-free interest rate	(0.66)%	-	(0.63)%

The expected option and warrant terms were calculated using the remaining contractual term as the employee awards and performance employee awards were deeply in-the-money as of the valuation date. The expected volatilities were derived from the average historical daily stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected terms of the share-based awards. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rates were based on the AAA-Rated Euro Area Central Government Bond Yields.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense recorded for the employee awards for the three and six months ended June 30, 2021 was $481 thousand and $857 thousand, respectively. As of June 30, 2021, unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan was $4,043 thousand. The expense is expected to be fully recognized over a period of 2.20 years. As noted above, the final measure of compensation expense for the employee awards will be based on the amount estimated at the grant date for the condition or outcome that is actually achieved. Upon the close of the Business Combination, 5,649,792 options and warrants will vest with a weighted-average grant date fair value of $1.65 per option or warrant as of February 16, 2021. No compensation expense was recorded for the three and six months ended June 30, 2020.

Nonemployee Awards — Related Party

On March 1, 2019, the Company entered into a consulting agreement with EDGE Global LLC (“EDGE”) for the Company’s CEO and Chief Commercial Officer to be hired in to perform certain services related to leadership, technology selection and operational services (the “2019 EDGE Agreement”). Per the 2019 EDGE Agreement, the Company agreed to issue 8,315,902 warrants to EDGE equaling 6.5% of the total outstanding shares of the Company as of the effective date of the 2019 EDGE Agreement. On July 8, 2020, the Company resolved to issue 8,315,902 warrants to EDGE under the 2019 EDGE Agreement upon the consummation of a New Capital Raise as defined in the 2019 EDGE Agreement. The warrants may be exercised at the latest of May 15, 2024. Each warrant shall give the right to subscribe for one new ordinary share of the Company with a subscription price of NOK 1.44 per share.

On September 1, 2020, the Company amended the 2019 EDGE Agreement, effective as of July 1, 2020 (the “2020 EDGE Agreement”). This amendment extended the term of the 2019 EDGE agreement to December 31, 2021, and also set forth the new terms and conditions governing EDGE’s engagement with the Company. Under the 2020 EDGE Agreement, the Company agreed to issue 3,838,401 warrants to EDGE. The warrants will vest over an eighteen-month graded vesting period and expire on September 30, 2025. Each warrant provided the right to subscribe for one new ordinary share of the Company with a subscription price of NOK 1.50 per share. On September 25, 2020, the board approved the modification of the subscription price to be NOK 1.85 per share. On October 6, 2020, the issuance of warrants was approved by the Company’s shareholders at the extraordinary general meeting reclassifying the award from a liability to equity after which the fair value of the award was no longer remeasured. The following table sets forth the activity relating to warrants outstanding for the six months ended June 30, 2021 (aggregate intrinsic value in thousands):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual life	intrinsic
Six Months Ended June 30, 2021	Number	price (NOK)	(years)	value
Warrants outstanding at beginning of period	12,154,303	1.57	3.81	$11,724
Warrants granted	—	—	—	$—
Warrants outstanding at end of period	12,154,303	1.57	3.31	$17,439
Warrants exercisable at end of period	10,874,836	1.54	3.20	$15,645

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used to determine the fair value of warrants under the EDGE Agreements using the Black-Scholes-Merton option pricing model are as follows:

	July 8,	October 6,
	2020	2020
Grant date fair value per warrant	$0.05	$0.07
Valuation assumptions:
Expected term (years)	4.00	2.80
Expected volatility	43.29%	43.10%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	(0.65)%	(0.71)%

The expected term was calculated using the simplified method based on the warrants vesting term and contractual terms as there was not sufficient relevant historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected volatility was derived from the average historical daily stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected term of the share-based grants. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rate was based on the AAA-Rated Euro Area Central Government Bond Yields.

The fair value of warrants related to the EDGE Agreement which vested during the three and six months ended June 30, 2021 was $47 thousand and $93 thousand, respectively. No warrants vested during the three and six months ended June 30, 2020. Compensation expense recorded for the three and six months ended June 30, 2021 for the warrants was $47 thousand and $93 thousand, respectively. As of June 30, 2021, unrecognized compensation expense related to non-vested share-based compensation arrangements granted for the nonemployee awards was $91 thousand. The expense is expected to be fully recognized over 0.50 years. No compensation expense was recorded for the three and six months ended June 30, 2020.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See Note 12 — Related Party Transactions for further information on the non-equity-based compensation arrangements pursuant to the consulting agreements between the Company and EDGE.

Nonemployee Awards

On December 4, 2020, the Company entered into an agreement with a third-party service provider for its support in initiating and enabling high-level discussions with Japanese technology providers with the purpose of entering into license agreements. In accordance with the agreement, the Company planned to issue 2,308,526 warrants as payment-in-kind. Per the agreement, the warrants vest immediately and may be exercised at any time with the latest being September 30, 2023. As of December 31, 2020, as the warrants had yet to be approved by the shareholders, they were treated as cash-settled liability awards. Until the share issuance is approved by the shareholders, the third-party service provider retains a put option to demand cash payment in the amount of EUR 375 thousand ($427 thousand), which was recognized as accrued share-based compensation expense within accrued liabilities in the Company’s condensed consolidated balance sheet as of December 31, 2020. On February 16, 2021, the Company’s shareholders resolved to issue the 2,308,526 warrants with an exercise price of NOK 0.01. On March 8, 2021, the warrants were subscribed for by the third-party service provider, and as the put option was no longer in the control of the third-party service provider, the warrants were reclassified from liability to equity and remeasured to the fair value on the date of subscription. As part of this reclassification, the share-based compensation liability of $460 thousand recognized in accrued liabilities as of December 31, 2020 was reclassified to equity. The following table sets forth the activity relating to warrants outstanding for the six months ended June 30, 2021 (aggregate intrinsic value in thousands):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise price	contractual life	intrinsic
Six Months Ended June 30, 2021	Number	(NOK)	(years)	value
Warrants outstanding at beginning of period	2,308,526	0.01	2.75	$2,649
Warrants granted	—	—	—	$—
Warrants outstanding at end of period	2,308,526	0.01	2.25	$3,733
Warrants exercisable at end of period	2,308,526	0.01	2.25	$3,733

Assumptions used to determine the fair value of warrants using the Black-Scholes-Merton option pricing model are as follows:

March 8,
2021
Grant date fair value per warrant	$1.82
Valuation assumptions:
Expected term (years)	3.00
Expected volatility	49.80%
Expected dividend yield	0.00%
Risk-free interest rate	(0.66)%

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The expected term is the contractual term per the agreement between the Company and the third-party service provider. The expected volatility was derived from the average historical daily stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected term of the options. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rate was based on the AAA-Rated Euro Area Central Government Bond Yields as well, as US Treasury Rates.

The fair value of the warrants issued to the third-party service provider which vested during the six months ended June 30, 2021 was $4,200 thousand. No warrants vested during the three months ended June 30, 2021 nor the three or six months ended June 30, 2020. Compensation expense recorded for the three and six months ended June 30, 2021 for the warrants was nil and $3,739 thousand, respectively. As of June 30, 2021, all compensation expense was recognized related to the share-based compensation arrangement. There was no compensation expense recorded for the three and six months ended June 30, 2020. See Note 14 – Subsequent Events for discussion on the issuance of ordinary shares of FREYR Battery in exchange for these warrants.

10. Government Grants

On February 10, 2021, the Company was awarded a grant for research, development and innovation in battery cell technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and purchased research and development. The grant will be paid out over a period of two years. During the three months ended June 30, 2021, an initial grant was made for 50% of the expected grant for 2021. The Company will be required to submit annual expense reports with supporting documentation of costs incurred that must be approved before payment. The grant will cover up to 70% of total expected project costs with 75% being granted upon receipt of the annual expense report and the remaining 25% being paid upon the approval of the final project report and third-party attestation. Although a payment of the initial grant has been received, support for the related expenses will not be approved until the submission of the first annual expense report. As such, as of June 30, 2021, the Company recognized $55 thousand as deferred income in the condensed consolidated balance sheet.

On February 12, 2021, the Company was awarded a grant for research, development and innovation in environmental technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and intellectual property, patents and licenses. The grant is paid out in three installments based on meeting certain milestones in the agreement, in which the last milestone is payable after the final project report is approved. The grant is subject to meeting certain business size thresholds and conditions, such as documenting and supporting costs incurred, obtaining a third-party attestation of the Company’s related records and implementing policies that demonstrate good corporate governance. For the portion of any grant received for which costs have not yet been either incurred or supported through the appropriate documentation, the Company recognizes deferred income in the condensed consolidated balance sheets. The first milestone of 30% and second milestone of 50% were met during the three months ended March 31, 2021 and three months ended June 30, 2021, respectively, and payment was received. However, as of June 30, 2021, the appropriate documentation of the financing of project costs and third-party attestation had only occurred for the second milestone. As such, as of June 30, 2021, the Company recognized $1,366 thousand as deferred income within the condensed consolidated balance sheet. For the three and six months ended June 30, 2021, $2,330 thousand was recognized as other income within the condensed consolidated statements of operations and comprehensive loss.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2021, the Company was awarded a grant for the development and construction of the pilot plant in Mo i Rana, Norway. The grant was awarded to assist with the costs incurred associated with payroll, rent and depreciation, research and development costs, costs directly related to the production of the pilot and other operating expenses. The grant is paid in arrears upon request based on progress and accounting reports with the last milestone becoming payable after the final project report is approved. The grant is subject to achieving successful financing of the pilot plant and other conditions, such as documenting and supporting costs incurred and obtaining a third-party attestation of the Company’s related records. For the six months ended June 30, 2021, the Company had not yet satisfied the requirements and thus did not recognize any income within the condensed consolidated statement of operations and comprehensive loss.

11. Income Taxes

The Company has no provision for income taxes for the three and six months ended June 30, 2021 and 2020. The Company has no current tax expense, as a result of historical losses, and has no current deferred tax expense, as a result of the valuation allowance against its deferred tax assets.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the available evidence, which includes the Company’s historical operating performance, cumulative net losses and projected future losses, the Company has recognized a valuation allowance against its deferred tax assets. The Company’s valuation allowance increased by $1,681 thousand and $3,382 thousand for the three and six months ended June 30, 2021, respectively, and $160 thousand and $347 thousand for the three and six months ended June 30, 2020, respectively.

For the six months ended June 30, 2021 and 2020, the Company had net operating loss carryforwards of approximately $27,264 thousand and $3,581 thousand, respectively. These net operating loss carryforwards can be carried forward by the Company indefinitely. As of June 30, 2021 and December 31, 2020, the Company recorded $5,724 thousand and $2,397 thousand, respectively, in valuation allowance against the deferred tax assets. Any difference between the valuation allowance noted here and the change in valuation allowance noted above is due to foreign currency translation differences.

The Company records unrecognized tax benefits in accordance with ASC 740-10, Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company's income tax return. In accordance with the guidance, the Company did not have any unrecognized tax benefits as of June 30, 2021 and December 31, 2020.

A reconciliation of the effective rate of tax and tax rate in the Company’s country of registration, Norway, (in thousands, except percentages):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Pretax net loss	$(8,036)	$(1,020)	$(19,923)	$(1,915)
Statutory tax rate	22%	22%	22%	22%
Income taxes calculated at statutory tax rate	$(1,768)	$(224)	$(4,383)	$(421)
Changes in valuation allowance	1,681	160	3,382	347
Permanent tax items	87	64	1,001	74
Effect of change in exchange rate	—	—	—	—
Effect of change in tax rate	—	—	—	—
Tax expense	$—	$—	$—	$—
Effective rate of tax	0%	0%	0%	0%

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes result from temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. As of June 30, 2021 and December 31, 2020, the Company had no net deferred tax asset. The principal components of the deferred tax assets and liabilities are summarized as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2021	2020
Deferred tax assets
Tax losses carryforwards	$5,998	$2,494
Accruals and provisions for liabilities	—	—
Total deferred tax assets before valuation allowance	5,998	2,494
Valuation allowance	(5,724)	(2,397)
Total deferred tax assets	274	97
Deferred tax liabilities
Property and equipment	1	2
Prepayment and deferred income	273	95
Total deferred tax liabilities	274	97
Net deferred tax asset	$—	$—

12. Related Party Transactions

Accounts payable and accrued liabilities — related party as of June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2021	2020
Accounts payable	$1,197	$320
Accrued professional and legal fees	56	—
Accrued other operating costs	—	2
Total accounts payable and accrued liabilities – related party	$1,253	$322

Consulting Agreements

The 2019 EDGE Agreement provided that the Company shall pay EDGE a monthly retainer fee. See Note 9 — Share Based Compensation for further discussion on the option agreements between the Company and EDGE. Furthermore, the Company agreed to make certain milestone payments to EDGE based on the closing of certain additional financing rounds as defined within the 2019 EDGE Agreement. The 2019 EDGE Agreement was superseded on September 1, 2020 by the 2020 EDGE Agreement which extended the term of the 2019 EDGE agreement to December 31, 2021 and set forth the new terms and conditions governing EDGE’s engagement with the Company. Under the 2020 EDGE Agreement, the monthly cash retainer was adjusted to $40 thousand and EDGE was entitled to a discretionary annual cash bonus in 2020 up to 30% of the total amount of the monthly cash retainer. However, at its discretion, the Company decided not to pay the annual cash bonus. In addition, EDGE was eligible for 30% of the Company’s targeted management bonus pool of NOK 25,000 thousand ($2,000 thousand), which the Company established to reward management’s efforts upon the successful close of the financing of the battery facility prior to June 30, 2021. On January 18, 2021, the board resolved to terminate the 2020 EDGE Agreement and enter into individual contracts, subject to the closing of the Business Combination. Pursuant to the termination, EDGE will no longer be eligible to participate in the Company’s targeted management bonus pool.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The expenses incurred in relation to the consulting services provided for the three and six months ended June 30, 2021 were $105 thousand and $235 thousand, respectively, and $89 thousand and $216 thousand, for the three and six months ended June 30, 2020, respectively. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of $45 thousand and $42 thousand was recognized in accounts payable and accrued liabilities — related party as of June 30, 2021 and December 31, 2020, respectively.

In 2020, the Company entered into a framework agreement with Metier OEC, which provides for consulting services. The CEO of Metier OEC is the brother of the Executive Vice President Projects of the Company. The expenses incurred in relation to the consulting services provided for the three and six months ended June 30, 2021 were $1,251 thousand and $2,419 thousand, respectively, and $43 thousand and $120 thousand for the three and six months ended June 30, 2020, respectively. These expenses are recognized as other operating expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of $1,208 thousand and $280 thousand was recognized in accounts payable and accrued liabilities — related party as of June 30, 2021 and December 31, 2020, respectively.

Convertible Debt

During the six months ended June 30, 2020, the Company issued two related party 2020 Convertible Notes. See Note 6 — Fair Value Measurement for further discussion.

13. Basic and Diluted Net Loss Per Share

The Company uses the two-class method to calculate net loss per share for the three and six months ended June 30, 2021. Under the two-class method, undistributed earnings for the period are allocated to participating securities, including the redeemable preferred shares, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for the redeemable preferred shares to share in losses, the Company’s basic net loss per share attributable to ordinary shareholders for the three and six months ended June 30, 2021 is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding. The Company’s basic net loss per share attributable to ordinary shareholders for the three and six months ended June 30, 2020 was computed by dividing the net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding. No dividends were declared or paid for the three and six months ended June 30, 2021 and 2020.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted net loss per share attributable to ordinary shareholders adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the three and six months ended June 30, 2021 and 2020, no instrument was determined to have a dilutive effect.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to ordinary shareholders for the three and six months ended June 30, 2021 and 2020 (amounts in thousands, except share and per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to ordinary shareholders – basic and diluted	$(8,036)	$(1,020)	$(19,923)	$(1,915)
Denominator:
Weighted average ordinary shares outstanding – basic and diluted	209,196,827	120,945,619	209,196,827	119,822,809
Earnings per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.10)	$(0.02)

The following table discloses the weighted-average shares outstanding of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
EDGE warrants	12,154,303	—	12,154,303	—
Other nonemployee warrants	2,308,526	—	2,308,526	—
Employee options	4,749,792	—	4,148,996	—
Employee warrants	900,000	—	755,801	—
2018 Convertible Notes	—	954,219	—	954,219
2020 Convertible Notes	—	8,739,525	—	5,397,170
Warrant liability	—	2,305,662	—	2,305,662

Redeemable preferred shares	15,000,000	—	13,052,486	—

14. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

FREYR AS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 9, 2021, in accordance with the BCA, FREYR Battery acquired 100% of the outstanding equity interests of Alussa and the Company. In line with the BCA, the Company merged with and into a wholly owned subsidiary of FREYR Battery, Freyr Battery Norway AS. For accounting purposes, the Business Combination will be accounted for as a reverse recapitalization whereby FREYR will be treated as the accounting acquirer and Alussa will be treated as the acquired company. In connection with the close of the Business Combination, FREYR Battery was listed on the New York Stock Exchange under the symbol FREY effective July 8, 2021. Costs incurred by the Company related to the Business Combination were $3,784 thousand and will be treated as issuance costs and netted against additional paid-in capital in the condensed consolidated balance sheet of FREYR Battery as of September 30, 2021. Cash received by the Company from the Business Combination included the PIPE Investment and Alussa cash on hand totaling $650,189 thousand, net of related transaction costs. Concurrent with the closing, the Company also demerged its wholly owned subsidiary related to the future construction of a wind park in accordance with the BCA.

Concurrent with the close of the Business Combination, FREYR Battery’s board of directors resolved to grant discretionary options to certain employees up to a total of 2,000,000 options during 2021.

Concurrent with the close of the Business Combination, Freyr Battery Norway AS’ sole shareholder, FREYR Battery, resolved to increase the share capital from NOK 30 thousand to NOK 60 thousand by increasing the nominal value per share from NOK 10 to NOK 20 for an investment totaling NOK 606,130 thousand ($70,000 thousand) at an extraordinary general meeting. Of the NOK 606,130 thousand contribution, NOK 30 thousand represents share capital and NOK 606,100 thousand represents share premium.

Concurrent with the close of the Business Combination, the 2,308,526 warrants held by the third-party service provider were exchanged for 413,313 warrants in FREYR Battery and the exercise price of NOK 0.01 was adjusted to NOK 0.05546. On August 11, 2021, the board of directors of FREYR Battery approved the issuance of 413,313 ordinary shares of FREYR Battery in exchange for all warrants at an exercise price of NOK 0.05546 per warrant for total consideration of NOK 23 thousand.

On July 19, 2021, FREYR reached a final investment decision (“FID”) to proceed with the construction of the customer qualification plant and first battery cell production line in Mo i Rana, Norway. The FID comes after completing the tender processes and allows for the award of contracts for key production equipment supply. Preparatory work on the pilot plant is ongoing with a targeted start of initial operations in the second half of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. FREYR BATTERY’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read “FREYR Battery’s Management’s Discussion and Analysis” of FREYR Battery’s financial condition and results of operations together with the condensed financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this Report.

Overview

We were a shell company incorporated on April 2, 2021 under the name FREYR Battery, as a corporation in the form of a public limited liability company (société anonyme) incorporated under the laws of Luxembourg, with a registered office at 412F, route d’Esch, L-2086 Luxembourg, Grand Duchy of Luxembourg, registered with the Luxembourg Trade and Companies Register (Registre de Commerce et des Sociétés) under number B 251199, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 9, 2021, we consummated our Business Combination with Alussa (as defined below) and FREYR Legacy (as defined below).

Our mission and vision are to accelerate the decarbonization of the transportation sector and energy systems by delivering some of the world’s cleanest and most cost-effective batteries. We aim to produce some of the most cost-competitive batteries with the lowest carbon footprints, which could further support the acceleration of the energy transition. We are currently working to develop the application of our in-licensed technology and planning the building of battery factories in Mo i Rana. Planned principal operations have not yet commenced. As of June 30, 2021, we had not derived revenue from our principal business activities. We will initially target ESS, marine applications, commercial vehicles and EVs with slower charge requirements, and then plan to target additional markets, including consumer EVs, through both the joint venture model and through the licensing model. We plan to produce faster charge battery cells for the broader consumer EV segment through the 24M platforms, as well as through the joint venture business model and potentially additional licensing partnerships.

Recent Developments

Business Combination with Alussa and FREYR Legacy

On July 9, 2021, FREYR Battery consummated the previously announced business combination with FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”) and Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”) pursuant to the terms of the business combination agreement, dated January 29, 2021 (the “Business Combination Agreement”) that we entered into with FREYR Legacy, Alussa, Alussa Energy Sponsor LLC (“Sponsor”), ATS AS (“Shareholder Representative”), Norway Sub 1 AS, a private limited liability company organized under the laws of Norway (“Norway Merger Sub 1”), Norway Sub 2 AS, a private limited liability company organized under the laws of Norway (“Norway Merger Sub 2”), Adama Charlie Sub, a Cayman Islands exempted company (“Cayman Merger Sub”) and the shareholders of FREYR Legacy named therein (the “Major Shareholders”).

Pursuant to the terms of the Business Combination Agreement, among other things, (a) FREYR Legacy’s wind farm business was transferred to Sjonfjellet Vindpark Holding AS (“SVPH”), a private limited liability company incorporated by way of a Norwegian demerger (the “Norway Demerger”), resulting in such business becoming held by FREYR Legacy’s shareholders through SVPH, (b) Alussa merged with and into Cayman Merger Sub, with Alussa continuing as the surviving entity and a wholly owned subsidiary of FREYR Battery (the “Cayman Merger” and the “First Closing”), (c) following the First Closing, Alussa distributed all of its interests in Norway Merger Sub 1 to FREYR Battery, (d) FREYR Legacy merged with and into Norway Merger Sub 2, with Norway Merger Sub 2 continuing as the surviving entity (the “Norway Merger”), (e) FREYR Battery acquired all preferred shares of Norway Merger Sub 1 (which were issued in exchange for the FREYR Legacy convertible preferred shares as a part of the Norway Merger) from certain former holders of FREYR Legacy preferred shares in exchange for a number of newly issued shares of FREYR Battery and (f) Norway Merger Sub 1 merged with and into FREYR Battery, with FREYR Battery continuing as the surviving entity (the “Cross-Border Merger”) (the events in (d), (e) and (f), the “Second Closing”) (the transactions contemplated by the Business Combination Agreement collectively, the “Business Combination”). In connection with the consummation of the transactions contemplated by the Business Combination Agreement, FREYR Legacy and Alussa became wholly owned subsidiaries of FREYR Battery.

PIPE Investment

In connection with entering into the Business Combination Agreement, FREYR Battery entered into subscription agreements, each dated as of January 29, 2021, with the PIPE Investors, pursuant to which, among other things, the PIPE Investors party thereto purchased an aggregate of 60,000,000 Ordinary Shares immediately prior to the Closing at a cash purchase price of $10.00 per share, resulting in aggregate gross proceeds of $600,000,000 from the PIPE Investment. On August 9, 2021, we filed a Registration Statement on Form S-1 registering these shares, which was declared effective by the Commission on August 10, 2021.

Results of Operations and Known Trends or Future Events

Through June 30, 2021, FREYR Battery had neither engaged in any significant business operations nor generated any revenues. All activities through that date relate to FREYR Battery’s formation and consummation of the Business Combination. Prior to the closing of the Business Combination, FREYR Battery did not generate any income other than negligible non-operating income in the form of interest income on cash. For the period from January 29, 2021 (inception) through June 30, 2021, the Company incurred a total of $893 in interest and other bank charges and a foreign currency transaction loss of $1,135 for a total impact of $2,028.

Liquidity and Capital Resources

As of June 30, 2021, FREYR Battery had an unrestricted cash balance of $1,638,218, which consisted of $1,600,000 in advanced funding from the PIPE Investment and $40,000 that was contributed at inception, net of interest and other bank charges.

On July 9, 2021, in accordance with the Business Combination Agreement, FREYR Battery acquired 100% of the outstanding equity interests of FREYR Legacy and Alussa. In connection with the close of the Business Combination, FREYR Battery received, among other things, Alussa’s cash on hand and the PIPE Investment, which totaled $650,189,029, net of related transaction costs and inclusive of the $1,600,000 advance of equity contribution. See section titled “FREYR AS’ Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note 5 to FREYR Battery’s consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q for more information.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires that we make estimates, assumptions and judgments that can significantly impact the amounts it reports as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions.

Our significant accounting policies are described in more detail in Note 3 to our consolidated balance sheet included elsewhere in this Report (“Note 3”). We believe that the accounting policies discussed in Note 3 are critical to understanding its historical and future performance as these policies involved a greater degree of judgment and complexity.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable.

We qualify as an emerging growth company, as defined in the JOBS Act, and therefore intend to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. This may make comparison of our consolidated financial statements with another public company that is either not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

B. FREYR AS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read “FREYR AS’ Management’s Discussion and Analysis” of FREYR Legacy’s financial condition and results of operations together with the condensed financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this Report.

Overview

FREYR AS was founded on February 1, 2018 and is incorporated and domiciled in Norway. FREYR Legacy registered with the Norway Register of Business Enterprises on February 21, 2018. FREYR Legacy’s principal executive offices were, and our principal executive offices are, in Mo i Rana, Norway.

FREYR Legacy’s mission and vision were to accelerate the decarbonization of the transportation sector and energy systems by delivering some of the world’s cleanest and most cost-effective batteries, which will continue as our mission and vision. We aim to produce some of the most cost-competitive batteries with the lowest carbon footprints, which could further support the acceleration of the energy transition. We are currently working to develop the application of our in-licensed technology and planning the building of the battery factories in Mo i Rana. Planned principal operations have not yet commenced. As of June 30, 2021, FREYR Legacy had not derived revenue from its principal business activities. We will initially target ESS, marine applications, commercial vehicles and EVs with slower charge requirements, and then plan to target additional markets, including consumer EVs, through both the joint venture model and through the licensing model. We plan to produce faster charge battery cells for the broader consumer EV segment through the 24M platforms, as well as through the joint venture business model and potentially additional licensing partnerships.

Grants

Innovation Norway

On February 12, 2021, FREYR Legacy was awarded a grant of NOK 39,000 thousand for research, development and innovation in the environmental technology category by Innovation Norway. This grant will be paid during 2021 and follows an evaluation process that started in the fall of 2020. The grant will be paid out in three installments based on meeting certain milestones in the agreement, in which the last payment milestone is payable after the final project report is approved. The grant is subject to certain conditions and will be earned only upon successful completion of these conditions. As of June 30, 2021, the first and second payment milestones had been met and NOK 11,700 thousand and NOK 19,500 thousand, respectively, were received. However, as conditions had only been met for income recognition for the second payment, the first payment of NOK 11,700 thousand ($1,366 thousand) was recorded as deferred income.

Nordland Fylkeskommune

On February 10, 2021, FREYR Legacy was awarded a grant of NOK 2,450 thousand from the Regional Nordland Research Fund for research, development and innovation in battery cell technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and purchased research and development. The grant will be paid out over a period of two years. As of June 30, 2021, an upfront payment of NOK 475 thousand was received. However, as conditions had not been met for income recognition, NOK 475 thousand ($55 thousand) was recorded as deferred income.

ENOVA

On March 1, 2021, FREYR Legacy was awarded a grant of NOK 142,000 thousand from the Norwegian Ministry of Climate and Environment through ENOVA SF (“ENOVA”) as part of financing for the development and construction of the customer qualification plant in Mo i Rana, Norway. ENOVA is an enterprise owned by the Ministry of Climate and Environment. This grant will be paid as reimbursements of 25% of the costs incurred for the customer qualification plant from December 1, 2020 to December 1, 2024, in response to requests made by FREYR Legacy for such reimbursement, which must be made at a minimum of twice per year. FREYR can begin to make requests for reimbursements when it can document that financing for such customer qualification plant has been secured, meaning that requests can be made following the closing of the Business Combination. ENOVA will withhold 20% of the grant until the customer qualification plant is completed, which, in accordance with the terms of the grant, must happen before December 1, 2024. The grant is subject to certain conditions and will be earned only upon successful completion of these conditions.

Business Combination and Public Company Costs

On July 9, 2021, the Business Combination described under “FREYR Battery’s Management’s Discussion and Analysis — Recent Developments — Business Combination with Alussa and FREYR Legacy” was consummated. The Business Combination will be accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under this method of accounting, Alussa will be treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the transactions will be treated as the equivalent of FREYR Battery issuing ordinary shares for the net assets of Alussa, accompanied by a recapitalization.

Following the consummation of the Business Combination, our ordinary shares were listed on the New York Stock Exchange, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, directors’ fees, internal control over financial reporting compliance, and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Operating Results

We believe our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Report titled “Risk Factors”.

Licensing Strategy

Our licensing business model is based on technology licensed from 24M, which has been commercialized only to a limited extent and may not perform as expected. Our business plans are dependent on the technology from 24M performing as expected. If the cost, performance characteristics, simplified manufacturing process or other specifications of the technology licensed from 24M fall short of our targets, our ability to achieve projected sales, time to market, competitive advantage, product pricing and margins would likely be adversely affected.

Facility Development Plan

In order for us to be successful in growing our business, we will need to develop production capacity and increase it. We expect to assemble and produce our battery cells in Mo i Rana, Norway, with production at the customer qualification plant to begin in 2022 at the earliest. We have made the final investment decision to proceed with construction of our customer qualification plant, which will be used to provide samples to enable early customer engagement and to test new material suppliers and new solutions over time. The planned construction period for the customer qualification plant is estimated at 12 months from the final investment decision. We do not currently have any production capacity and have not made a final investment decision or begun any construction activities for our Gigafactories. The planned construction period for each of our Gigafactories is estimated at 24 months. If we build our first fast-track Gigafactory as planned, we expect it will be Norway’s first lithium-ion battery cell manufacturing facility at such industrial scale.

Our facility development plan assumes lithium-nickel-manganese-oxide (“NMC”) battery chemistry is used through 2025 and a combination of NMC and lithium-iron-phosphate (“LFP”) battery chemistry-based products is used in combination thereafter. Recent and ongoing discussions with potential customers may result in a larger volume of LFP-based batteries being put into production earlier, potentially already in the first Gigafactories. A stronger and earlier shift from NMC to LFP chemistry could in isolation reduce actual output, due to LFP-based products having a lower energy density (as measured by Wh/kg per KWh) for otherwise comparable product configurations than NMC-based products. A major part of the increased demand for LFP based products in the market is driven in part by the lower metal costs for LFP based products relative to NMC based products (as measured by USD/kg per KWh). While we are still evaluating whether the initial timing regarding LFP use should be accelerated, we believe it is possible that the reduction in output could be offset by higher LFP volumes.

Costs for the construction of our customer qualification plant will be significantly higher than those originally forecasted. As part of making the final investment decision for the customer qualification plant, we considered potential customer feedback and the value of future flexibility, including flexibility related to NMC and LFP manufacturing, size of electrodes, and increased automation, which led to our decision to acquire certain upgraded equipment and implement a more complex equipment installation design. On July 23, 2021, we entered into a contract with Mpac for supply of critical production line machinery in our customer qualification plant, the casting and unit cell assembly. Another factor in increased construction costs is the inflationary pressure on prices of equipment and building materials experienced in the first half of 2021 and continuing today. We have also received preliminary input on plans relating to Gigafactory 1, which input reflects similar trends in costs.

Our ability to plan, construct and equip manufacturing facilities, including our customer qualification plant and our Gigafactories, is subject to significant risks and uncertainties. On July 19, 2021, we entered into two lease agreements with Mo Industripark AS (“Mo Industripark”) with respect to the area to be used for the customer qualification plant. Pursuant to an earlier letter of intent, we also have an exclusive right to lease and develop a second area and a first right of refusal for a third area, which expires June 30, 2022. We have also obtained a non-binding memorandum of understanding with the City of Vaasa, Finland, which provides us with the exclusive right, until July 22, 2022 to a 90-hectare site for a potential Gigafactory. Mo Industripark has certain permits related to its status as a regulated industrial zone and we have the consents, agreements, permits and licenses needed for our planned construction activities with respect to the customer qualification plant; however, we do not have all consents, agreements, permits or licenses needed for operation of the customer qualification plant or our planned construction and operation activities for the Gigafactories. In addition, the failure to reach a sufficient amount of customer offtake agreements in a timely manner will delay or possibly prohibit the initiation of the construction of any Gigafactories. Failure to obtain, delay in obtaining or the loss of necessary consents, commercial agreements, permits and licenses could result in delay or termination of development activities.

Market and Competition

We expect competition in battery technology and EVs to intensify due to a regulatory push for EVs, increased decarbonization of energy systems (requiring additional storage/battery capacity), continuing globalization, and potential consolidation in the worldwide automotive and energy industry. Developments in alternative technologies or improvements in battery technology made by competitors may materially adversely affect the sales, pricing and gross margins of our battery cells. If a competing process or technology is developed that has superior operational or price performance, our business could be harmed. In addition, battery cells may be or become subject to tariffs and/or technical barriers to trade, which we may not be able to overcome by sourcing and supply arrangements, and which therefore could harm our business. On the other hand, the increased demand for batteries from various customer segments that is being observed may result in accelerated and higher volumes, higher prices and better margins. Our ongoing customer acquisition dialogues indicate potential for higher prices than previously estimated, but further negotiations are ongoing and no firm offtake agreements have yet been entered into.

Impact of COVID-19

In December 2019, COVID-19 was first reported to the World Health Organization (“WHO”), and in January 2020, the WHO declared the outbreak to be a public health emergency. In March 2020, the WHO characterized COVID-19 as a pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity.

As a result of the COVID-19 pandemic, FREYR Legacy modified its business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences), implemented additional safety protocols for essential workers, and implemented cost cutting measures in order to reduce its operating costs. Management continues to monitor public health and regulatory developments and may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners.

While the ultimate duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of consumer and business spending and could adversely affect our business, results of operations, and financial condition during current and future periods.

Basis of Presentation

FREYR Legacy’s consolidated financial statements have been prepared in conformity with U.S. GAAP. The consolidated financial statements include the accounts of FREYR Legacy and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

As of June 30, 2021, FREYR Legacy conducted its business through one operating segment. All assets and operations are maintained in and attributable to Norway. As of June 30, 2021, FREYR Legacy had not yet derived revenue from its principal business activities. See Note 2 (“Summary of Significant Accounting Policies”) to FREYR Legacy’s consolidated financial statements included elsewhere in the registration statement on Form S-4 filed with the SEC on March 26, as amended, for more information about FREYR Legacy’s determination of its operating segment.

Components of Results of Operations

Operating Expenses

General and administrative

General and administrative expense consists of personnel and personnel-related expenses, including stock-based compensation of FREYR Legacy’s executives and employees, office space related costs, travel costs, public relations costs, as well as legal and accounting fees for professional and contract services. We expect general and administrative expenses to increase for the foreseeable future as it scales headcount with the growth of its business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, additional legal, audit, and insurance expenses, investor relations activities, and other administrative and professional services.

Research and development

Research and development (“R&D”) expense consists primarily of compensation to employees engaged in research and development activities, internal and external engineering, supplies and services, and contributions to research institutions. Research and development costs are expensed as incurred. R&D expense also includes the development costs related to the 24M License.

Depreciation

Depreciation expense relates to the depreciation of FREYR Legacy’s property and equipment and is calculated using the straight-line method over the useful lives of the related assets.

Other operating expenses

Other operating expenses consist primarily of fees paid for contractors and consultants assisting with growing the business and developing the battery factories.

Other income (expense)

Warrant liability fair value adjustment

The warrant liability fair value adjustment consists of unrealized gains and losses as a result of marking FREYR Legacy’s warrant liability to fair market value at the end of each reporting period. FREYR Legacy’s warrant liability is initially measured at fair value and subsequently remeasured at each reporting date with changes being recorded as a warrant liability fair value adjustment.

Redeemable preferred shares fair value adjustment

The redeemable preferred shares fair value adjustment consists of unrealized gains and losses as a result of adjustments to FREYR Legacy’s redeemable preferred shares to reflect fair market value at the end of each reporting period. FREYR Legacy’s redeemable preferred shares are initially measured at fair value and subsequently remeasured at each reporting date with changes being recorded as a redeemable preferred shares fair value adjustment.

Convertible notes fair value adjustment

The convertible notes fair value adjustment consists of unrealized gains and losses as a result of adjustments to FREYR Legacy’s convertible notes issued in 2020 (“2020 Convertible Notes”) to reflect fair market value at the end of each reporting period. FREYR Legacy’s 2020 Convertible Notes are initially measured at fair value and subsequently remeasured at each reporting date with changes being recorded as a convertible notes fair value adjustment.

Interest expense

Interest expense consists primarily of interest expense incurred on FREYR Legacy’s convertible notes.

Interest income

Interest income consists primarily of interest income earned on FREYR Legacy’s cash and cash equivalents.

Foreign currency transaction gain (loss)

Foreign currency transaction gain (loss) consists of the gains and losses recognized from transactions and balances denominated in a currency other than the functional currency.

Gain on settlement of warrant liability

The gain on settlement of warrant liability represents the gain recognized as a result of the settlement of the warrant liability in exchange for cash payable and shares issued.

Other income

Other income consists of grants received for research, development and innovation. The grants were awarded to assist with the costs incurred associated with employees and staff, contract research and overhead, and operating expenses. FREYR Legacy recognizes grants received in other income over the periods in which the related costs are incurred and the conditions for receiving the grant have been fulfilled, assuming no restrictions apply with respect to the potential repayment of the grants.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth FREYR Legacy’s condensed consolidated results of operations data for the periods presented (in thousands, except percentages):

	For the three months ended
	June 30,		Change	Change
	2021	2020	($)	(%)
Operating expenses:
General and administrative	$4,006	$413	$3,593	870%
Research and development	3,045	43	3,002	6,981%
Depreciation	14	3	11	367%
Other operating expenses	3,155	541	2,614	483%
Total operating expenses	10,220	1,000	9,220	922%
Loss from operations	(10,220)	(1,000)	(9,220)	922%
Other income (expense):
Redeemable preferred shares fair value adjustment	69	—	69	NM (1)
Interest income	2	—	2	NM (1)
Warrant liability fair value adjustment	—	(159)	159	NM (1)
Convertible notes fair value adjustment	—	(59)	59	NM (1)
Interest expense	—	(34)	34	NM (1)
Foreign currency transaction gain (loss)	(209)	1	(210)	NM %
Other income	2,322	231	2,091	905%
Loss before income taxes	(8,036)	(1,020)	(7,016)	688%
Income tax expense	—	—	—	0%
Net loss	$(8,036)	$(1,020)	$(7,016)	688%

(1) NM = Not Meaningful

Operating expenses

General and administrative

General and administrative expenses increased by $3,593 thousand or 870%, to $4,006 thousand for the three months ended June 30, 2021, from $413 thousand for the three months ended June 30, 2020. General and administrative expenses increased primarily due to the hiring of additional employees and increase in legal and accounting fees during the three months ended June 30, 2021 to support FREYR Legacy's battery projects and corporate operations, as well as the recognition of employee and non-employee share-based compensation expense.

Research and development

R&D expenses increased by $3,002 thousand or 6,981%, to $3,045 thousand for the three months ended June 30, 2021, from $43 thousand for the three months ended June 30, 2020. R&D expenses increased due to costs incurred in accordance with the 24M License, as well as FREYR Battery's agreement with a public Norwegian university to fund professorships and research within the field of energy-efficient battery plants.

Depreciation

Depreciation expenses increased by $11 thousand or 367%, to $14 thousand for the three months ended June 30, 2021, from $3 thousand for the three months ended June 30, 2020. Depreciation expenses increased due to the purchase of equipment during the three months ended June 30, 2021.

Other operating expenses

Other operating expenses increased by $2,614 thousand or 483%, to $3,155 thousand for the three months ended June 30, 2021, from $541 thousand for the three months ended June 30, 2020. Other operating expenses increased primarily due to additional contractors and consultants being hired to assist in developing the Mo i Rana battery facilities and business relationships abroad in Europe and Asia.

Other income (expense)

Redeemable preferred shares fair value adjustment

The redeemable preferred shares fair value adjustment resulted in a gain of $69 thousand for the three months ended June 30, 2021. There was no redeemable preferred shares fair value adjustment for the three months ended June 30, 2020. The redeemable preferred shares fair value adjustment represents the change in the fair value of the redeemable preferred shares during the three months ended June 30, 2021.

Interest income

Interest income was $2 thousand for the three months ended June 30, 2021. There was no interest income for the three months ended June 30, 2020. Interest income increased primarily due to interest income earned on cash and cash equivalents.

Warrant liability fair value adjustment

As a result of the settlement of the warrant liability in 2020, there was no warrant liability fair value adjustment for the three months ended June 30, 2021. The warrant liability fair value adjustment resulted in a loss of $159 thousand for the three months ended June 30, 2020. The warrant liability fair value adjustment represented the change in the fair value of the warrant liability during the three months ended June 30, 2020.

Convertible notes fair value adjustment

As a result of the settlement of the 2020 Convertible Notes in 2020, there was no convertible notes fair value adjustment for the three months ended June 30, 2021. The convertible notes fair value adjustment resulted in a loss of $59 thousand for the three months ended June 30, 2020. The convertible notes fair value adjustment represented the change in the fair value of the 2020 Convertible Notes during the three months ended June 30, 2020.

Interest expense

There was no interest expense for the three months ended June 30, 2021. Interest expense of $34 thousand was recognized for the three months ended June 30, 2020. The interest expense represented the interest expense recognized on the 2020 Convertible Notes and the convertible notes issued in 2018 for the three months ended June 30, 2020, which were settled in 2020.

Foreign currency transaction gain (loss)

The foreign currency transaction gain (loss) changed by $210 thousand to a loss of $209 thousand for the three months ended June 30, 2021, from a gain of $1 thousand for the three months ended June 30, 2020. The foreign currency transaction gain (loss) changed due to the recognition of net losses during the three months ended June 30, 2021 on foreign currency transactions and balances that were denominated in currencies other than the functional currency.

Other income

Other income increased by $2,091 thousand or 905%, to $2,322 thousand for the three months ended June 30, 2021, from $231 thousand for the three months ended June 30,2020. Other income increased due to additional grants awarded during 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth FREYR Legacy’s condensed consolidated results of operations data for the periods presented (in thousands, except percentages):

	For the six months ended
	June 30,		Change	Change
	2021	2020	($)%
Operating expenses:
General and administrative	$11,138	$1,007	$10,131	1,006%
Research and development	5,952	88	5,864	6,664%
Depreciation	24	6	18	300%
Other operating expenses	5,026	780	4,246	544%
Total operating expenses	22,140	1,881	20,259	1,077%
Loss from operations	(22,140)	(1,881)	(20,259)	1,077%
Other income (expense):
Redeemable preferred shares fair value adjustment	75	—	75	NM (1)
Interest income	8	—	8	NM (1)
Warrant liability fair value adjustment	—	(225)	225	NM (1)
Convertible notes fair value adjustment	—	(34)	34	NM (1)
Interest expense	—	(42)	42	NM (1)
Foreign currency transaction gain (loss)	(188)	(4)	(184)	4,600%
Other income	2,322	271	2,051	757%
Loss before income taxes	(19,923)	(1,915)	(18,008)	940%
Income tax expense	—	—	—	0%
Net loss	$(19,923)	$(1,915)	$(18,008)	940%

(1) NM = Not meaningful

Operating expenses

General and administrative

General and administrative expenses increased by $10,131 thousand or 1,006%, to $11,138 thousand for the six months ended June 30, 2021, from $1,007 thousand for the six months ended June 30, 2020. General and administrative expenses increased primarily due to the hiring of additional employees and increase in legal and accounting fees during the six months ended June 30, 2021 to support FREYR Legacy’s battery projects and corporate operations, as well as the recognition of employee and non-employee share- based compensation expense.

Research and development

R&D expenses increased by $5,864 thousand or 6,664%, to $5,952 thousand for the six months ended June 30, 2021, from $88 thousand for the six months ended June 30, 2020.  R&D expenses increased due to costs incurred in accordance with the 24M License, as well as FREYR Battery’s agreement with a public Norwegian university to fund professorships and research within the field of energy-efficient battery plants.

Depreciation

Depreciation expenses increased by $18 thousand or 300%, to $24 thousand for the six months ended June 30, 2021, from $6 thousand for the six months ended June 30, 2020. Depreciation expenses increased due to the purchase of equipment during the six months ended June 30, 2021.

Other operating expenses

Other operating expenses increased by $4,246 thousand or 544%, to $5,026 thousand for the six months ended June 30, 2021, from $780 thousand for the six months ended June 30, 2020. Other operating expenses increased primarily due to additional contractors and consultants being hired to assist in developing the Mo i Rana battery facilities and business relationships abroad in Europe and Asia.

Other income (expense)

Redeemable preferred shares fair value adjustment

The redeemable preferred shares fair value adjustment resulted in a gain of $75 thousand for the six months ended June 30, 2021. There was no redeemable preferred shares fair value adjustment for the six months ended June 30, 2020. The redeemable preferred shares fair value adjustment represents the change in the fair value of the redeemable preferred shares during the six months ended June 30, 2021.

Interest income

Interest income was $8 thousand for the six months ended June 30, 2021. There was no interest income for the six months ended June 30, 2020. Interest income increased primarily due to interest income earned on cash and cash equivalents.

Warrant liability fair value adjustment

As a result of the settlement of the warrant liability in 2020, there was no warrant liability fair value adjustment for the six months ended June 30, 2021. The warrant liability fair value adjustment resulted in a loss of $225 thousand for the six months ended June 30, 2020. The warrant liability fair value adjustment represented the change in the fair value of the warrant liability during the six months ended June 30, 2020.

Convertible notes fair value adjustment

As a result of the settlement of the 2020 Convertible Notes in 2020, there was no convertible notes fair value adjustment for the six months ended June 30, 2021. The convertible notes fair value adjustment resulted in a loss of $34 thousand for the six months ended June 30, 2020. The convertible notes fair value adjustment represented the change in the fair value of the 2020 Convertible Notes during the six months ended June 30, 2020.

Interest expense

There was no interest expense for the six months ended June 30, 2021. Interest expense of $42 thousand was recognized for the six months ended June 30, 2020. The interest expense represented the interest expense recognized on the 2020 Convertible Notes and the convertible notes issued in 2018 for the six months ended June 30, 2020, which were settled in 2020.

Foreign currency transaction gain (loss)

The foreign currency transaction gain (loss) changed by $184 thousand to a loss of $188 thousand for the six months ended June 30, 2021, from a loss of $4 thousand for the six months ended June 30, 2020. The foreign currency transaction gain (loss) changed due to the recognition of net losses during the six months ended June 30, 2021 on foreign currency transactions and balances that were denominated in currencies other than the functional currency.

Other income

Other income increased by $2,051 thousand or 757%, to $2,322 thousand for the six months ended June 30, 2021, from $271 thousand for the six months ended June 30, 2020. Other income increased due to additional grants awarded during 2021.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including capital expenditures required to support the development of the battery factories, the timing and extent of spending to support technology licensing and R&D efforts, and market adoption of future products. Until we can generate sufficient revenue to cover operating expenses, working capital and capital expenditures, we expect the funds raised in the Business Combination to fund our cash needs for our battery projects, technology licensing and R&D efforts, and general corporate purposes. If we are required to raise additional funds by issuing equity securities, dilution to shareholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our ordinary shares. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our ordinary shares. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

FREYR Legacy has incurred losses since its inception. As of December 31, 2020, FREYR Legacy had an accumulated deficit of $10,885 thousand and cash, cash equivalents and restricted cash of $14,945 thousand. As of June 30, 2021, FREYR Legacy has an accumulated deficit of $30,808 thousand and cash, cash equivalents and restricted cash of $12,082 thousand. Historically, FREYR Legacy’s principal sources of liquidity have been proceeds received from the issuance of debt and equity securities and amounts received from government grants.

Cash Flow Summary

The following table summarizes FREYR Legacy’s cash flows for the periods presented (in thousands):

	For the six months ended
	June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(10,317)	$(1,057)
Investing activities	(119)	(25)
Financing activities	7,500	2,473

Operating Activities

Net cash used in operating activities was $10,317 thousand for the six months ended June 30, 2021, while net cash used in operating activities was $1,057 thousand for the six months ended June 30, 2020. For the six months ended June 30, 2021, the primary factor affecting FREYR Legacy’s operating cash flows was FREYR Legacy’s operating expenses of $22,140 thousand driven by payroll and other related costs, fees to EDGE, accounting and legal fees, research and development, and other operating expenses. These operating expenses were partially offset by the impact of the increase in accounts payable and accrued liabilities of $4,609 thousand due to the timing of payments and non-cash share-based compensation of $4,688 thousand. For the six months ended June 30, 2020, the primary factor affecting FREYR Legacy’s operating cash flows was FREYR Legacy’s operating expenses of $1,881 thousand driven by general and administrative, research and development, and other operating expenses. These operating expenses were offset by the impact of the increase in accounts payable and accrued liabilities of $480 thousand due to the timing of payments, as well as the fair value adjustment from the warrant liabilities and 2020 Convertible Notes.

Investing Activities

Net cash used in investing activities was $119 thousand for the six months ended June 30, 2021, while net cash used in investing activities was $25 thousand for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, FREYR Legacy’s investing cash flows primarily reflect the purchases of equipment.

Financing Activities

Net cash provided by financing activities was $7,500 thousand for the six months ended June 30, 2021, while net cash provided by financing activities was $2,473 thousand for the six months ended June 30, 2020. For the six months ended June 30, 2021, FREYR Legacy’s financing cash flows relate to net proceeds of $7,500 thousand from the issuance of redeemable preferred shares. For the six months ended June 30, 2020, FREYR Legacy’s financing cash flows primarily relate to proceeds of $1,066 thousand from the issuance of convertible debt, $412 thousand from the issuance of convertible debt to related parties and $995 thousand from capital contributions of ordinary shares, net of issuance costs.

Contractual Obligations and Commitments

The following table summarizes FREYR Legacy’s contractual obligations and commitments as of June 30, 2021 (in thousands):

	Due by Period
	Less Than			More Than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Operating lease(1)	$577	$1,388	$1,378	$345	$3,688
Technology licensing and service commitments(2)	16,800	3,000	—	—	19,800
Other commitments(3)	342	353	234	117	1,046
Total	$17,719	$4,741	$1,612	$462	$24,534
(1)	Represents the remaining commitments for FREYR Legacy’s operating leases that have commenced as of June 30, 2021.
(2)	Represents the remaining commitments as of June 30, 2021 related to the 24M License.
(3)

Represents the remaining commitments as of June 30, 2021 related to FREYR Legacy’s agreement with the Mo i Rana municipality and FREYR Legacy’s agreements with a public Norwegian university to fund professorships and research within the field of energy-efficient battery plants.

Off-Balance Sheet Arrangements

Since the date of FREYR Legacy’s incorporation, FREYR Legacy has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

FREYR Legacy prepares its consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires FREYR Legacy to make estimates, assumptions and judgments that can significantly impact the amounts it reports as assets, liabilities, revenue, costs and expenses and the related disclosures. FREYR Legacy bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances. FREYR Legacy’s actual results could differ significantly from these estimates under different assumptions and conditions.

FREYR Legacy’s significant accounting policies are described in more detail in Note 2 to FREYR Legacy’s consolidated financial statements included elsewhere in this Report and in the registration statement on Form S-4 filed with the SEC on March 26, as amended. FREYR Legacy believes that the accounting policies discussed below are critical to understanding its historical and future performance as these policies involved a greater degree of judgment and complexity.

Stock-Based Compensation

FREYR Legacy measures and recognizes compensation expense for all equity-based awards made to employees, directors, and non-employees, including share options, based on estimated fair values recognized over the requisite service period in accordance with ASC 718, Stock-Based Compensation. Share-based payments, including grants of share options, are recognized in the consolidated statement of operations and comprehensive loss as general and administrative expense. FREYR Legacy recognizes compensation expense for all equity-based employee awards with service-based vesting requirements on a straight-line basis over the requisite service period of the awards, which is generally the award’s vesting period. These amounts are reduced by forfeitures as the forfeitures occur. FREYR Legacy determines the fair value of share options using the Black-Scholes-Merton option pricing model, which is impacted by the following assumptions:

Expected Term — FREYR Legacy used either the remaining contractual term or the simplified method based on the options’ vesting term and contractual terms when calculating the expected term due to insufficient historical exercise data. In the latter case, Management elected to use the simplified method instead of historical experience due to a lack of relevant historical data to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility — As FREYR Legacy’s shares are not actively traded, the volatility is derived from the average historical daily stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected term of the share-based awards.

Expected Dividend Yield — The dividend rate used is zero as FREYR Legacy has never paid cash dividends on its ordinary shares and does not anticipate doing so in the foreseeable future.

Risk-Free Interest Rate — The interest rates used are based on the implied yield available on AAA- Rated Euro Area Central Government Bond Yields, as well as U.S. Treasury Rates, with an equivalent remaining term equal to the expected life of the award.

FREYR Legacy evaluates the assumptions used to value its share-based awards on each grant date. The grant date fair value of FREYR Legacy’s ordinary shares was determined using valuation methodologies which utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption of a discount for lack of marketability (Level 3 inputs).

Warrant Liability

Initially, FREYR Legacy measured its warrant liability at fair value based on significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. FREYR Legacy used a scenario-based framework that considered varying levels of tranches of investments and the related equity valuation. FREYR Legacy assessed the assumptions and estimates used in the analysis on an on-going basis as additional data impacting the assumptions and estimates was obtained. Once available, the over-the-counter trading price was used to measure the warrant liability, which caused it to be transferred from a Level 3 measurement to a Level 2 measurement. All subsequent changes in the fair value of the warrant liability related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the consolidated statement of operations and comprehensive loss.

Redeemable preferred shares

FREYR Legacy measures its redeemable preferred shares at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. FREYR Legacy uses a scenario-based framework that utilizes the discounted cash flow approach based on the expected payoffs upon the conversion or redemption event, expected probability of occurrence and estimated yield. FREYR Legacy assesses the assumptions and estimates used in the analysis on an on-going basis as additional data impacting the assumptions and estimates is obtained. Subsequent changes in the fair value of the redeemable preferred shares related to updated assumptions and estimates are recognized as a redeemable preferred shares fair value adjustment within the consolidated statement of operations and comprehensive loss.

2020 Convertible Notes

FREYR Legacy elected the fair value option for the 2020 Convertible Notes. Such election is irrevocable and is applied on an instrument-by-instrument basis at initial recognition. FREYR Legacy measured its 2020 Convertible Notes at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. FREYR Legacy used a scenario-based framework that assumed two scenarios that were weighted based on the likelihood of occurrence, one in which a Qualified Financing Event occurred and the other in which no Qualified Financing Event occurred and the 2020 Convertible Notes were redeemed at maturity. FREYR Legacy assessed the assumptions and estimates used in the analysis on an on-going basis as additional data impacting the assumptions and estimates was obtained. All subsequent changes in the fair value of the 2020 Convertible Notes related to updated assumptions and estimates were recognized as a convertible notes fair value adjustment within the consolidated statement of operations and comprehensive loss.

Recent Accounting Pronouncements

See Note 2 to FREYR Legacy’s consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Report and FREYR Legacy’s assessment, to the extent it has made one, of their potential impact on FREYR Legacy’s financial condition and its results of operations and cash flows.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we have not, to date, been exposed to material market risks given our early stage of operations. Upon commencing commercial operations, we expect to be exposed to foreign currency translation and transaction risks and potentially other market risks, including those related to interest rates, inflation or valuation of financial instruments, among others.

We have not engaged in any hedging activities since our inception.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, we do not generate revenue. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in Norway. Our results of operations and cash flows in the future may be adversely affected due to an expansion of foreign-currency denominated financing, sourcing, and revenue contracts, growth of international operations, and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. To date, we have not engaged in any hedging strategies. As our operations grow and we continue to enter into foreign-currency denominated contracts, we will reassess our approach to manage the risks relating to fluctuations in currency rates.

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property, although certain law firms have made public statements about carrying out “investigations” in connection with the Business Combination. Three stockholders sent demands to Alussa seeking the issuance of additional disclosures regarding the proposed transaction. Prior to the date on which the Second Closing actually occurred (the “Second Closing Date”), these stockholders agreed that their demands had been rendered moot by certain disclosures made by the Company. In addition, on the Second Closing Date, the Company paid certain fees to the law firms representing the three stockholders and obtained a release of all claims from the stockholders.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. The value of your investment in us will be subject to significant risks affecting us and inherent in the industry in which we operate. If any of the events described below occur, the business and financial results could be adversely affected in a material way. This could cause the trading price of our ordinary shares and warrants to decline, perhaps significantly, and you therefore may lose all or part of your investment. The risks set out below are not exhaustive and do not comprise all of the risks associated with an investment in us. Additional risks and uncertainties not currently known to us or which we currently deem immaterial may also have a material adverse effect on our business, financial condition, results of operations, prospects and/or our share price.

Risks Relating to Development and Commercialization of our Battery Cells

Our success will depend on our ability to manufacture battery cells, and to do so economically, at scale, of sufficient quality, on schedule and to customers’ specifications.

Our future business depends in large part on our ability to execute the plans to develop, manufacture, market and sell our battery cells and to deploy the battery cells at sufficient capacity and to pre-agreed specifications to meet the demands of customers. We have no prior experience to date in manufacturing of our battery cells. We cannot be certain that the technologies we intend to use will result in efficient, automated, low-cost manufacturing capabilities and processes, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our battery cells. Even if we are successful in developing our manufacturing capability and processes and reliably sourcing our component supply, we cannot be certain whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our commercialization schedules or to satisfy the requirements of customers. For example, costs for the construction of our customer qualification plant will be significantly higher than initially forecasted. As part of making the final investment decision for the customer qualification plant, we considered potential customer feedback and the value of future flexibility, including flexibility related to NMC and LFP manufacturing, size of electrodes, and increased automation, which led to our decision to acquire certain upgraded equipment and implement a more complex equipment installation design. On July 23, 2021, we entered into a contract with Mpac Lambert Limited (“Mpac”) for supply of critical production line machinery in our customer qualification plant, the casting and unit cell assembly. Another factor in increased construction costs is the inflationary pressure on prices of equipment and building materials experienced in the first half of 2021 and continuing today. Such developments may, and further substantial increases in costs or delays in construction could, have a material adverse effect on our business, prospects, operating results and financial condition.

Our licensing strategy is subject to various risks which could adversely affect our business and future prospects. There are no assurances that 24M or other future counterparties will not provide similar licenses to other manufacturers which will increase the competition faced by us.

As part of our strategy to license in process technology, we have entered into a licensing and services agreement with 24M (the “24M License”) to use 24M’s process technology and accelerate our time to market. Our business, competitive advantage and financial results rely heavily on the technology licensed from 24M and the relationship with 24M. However, 24M may have economic, business or legal interests or goals that are inconsistent with our interests or goals. Any disagreements with 24M or other future counterparties may impede our ability to maximize the benefits of our licensing strategy and slow or otherwise adversely impact the development or deployment of our battery plants. Among other things, 24M has the right to terminate the 24M License in various circumstances, including based on our failure to achieve a defined production-rate milestone within a required timeframe, and for cause based on our material breach, subject to cure rights and other procedural protections for dispute resolution where allegations of breach are disputed. In addition, if 24M is unable or unwilling to meet its economic or other obligations under the 24M License, we may be required to either fulfill those obligations alone or be unable to replicate the services to be provided by 24M. We are not currently engaged in discussions with other licensors for alternative technology and, as a result, any disagreement with 24M or termination of the license agreement could result in a material adverse effect on our business, prospects and financial results.

Pursuant to the 24M License, our license from 24M excludes rights to (a) manufacture battery cells within each of Japan and the members of the Association of Southeast Asian Nations (“ASEAN”) until December 31, 2022 and (b) sell and offer to sell battery cells within each of Japan and the ASEAN until a future date currently estimated for each to be December 31, 2022. Furthermore, the 24M License only provides for limited exclusivity. With the exception of direct grants to any company that produces more than 500,000 cars and/or more than 10,000 trucks or buses annually, 24M will refrain from granting any license to manufacture battery cells within (i) Denmark, Norway, Sweden, Finland, Greenland, and Iceland (collectively, the “Scandinavian Region”) through December 31, 2023 and (ii) the European Economic Area (“EEA”), excluding the Scandinavian Region and the grant of no more than two licenses, inclusive of that granted to us in the 24M License through December 31, 2023, in either case wherein the battery cell is produced for use, used or sold for grid connected electricity storage system applications that have more than 200 kWh of lithium-ion battery storage capacity, excluding any applications related to automotive charging or discharging. The exclusivity protection period can be extended for the Scandinavian Region beyond December 31, 2023 if we pays an exclusivity fee. 24M may provide similar licenses to our competitors in market segments or in geographic areas not covered by these terms. The use by our competitors or potential competitors of 24M technology as a result of the limitations of the 24M license could result in a material adverse effect on our business, prospects and financial results.

We may license technology that has not been commercialized or commercialized only to a limited extent, and the success of our business depends on technology licensed performing as expected.

The technology licensed from 24M has been commercialized only to a limited extent and may not perform as expected. Our business plans are dependent on the technology from 24M performing as expected. If the cost, performance characteristics, simplified manufacturing process or other specifications of the technology licensed from 24M or another counterparty fall short of our targets, our projected sales, costs, time to market, competitive advantage, product pricing and margins would likely be adversely affected. In addition, we may license technology from other third parties, which may not have been commercialized broadly or at all. If the technology that we license does not perform as expected, our competitive advantage, prospects, business and financial results may be adversely affected.

Our execution of our joint venture strategy is in a very early stage and is also subject to various risks which could adversely affect our business and future prospects.

We plan to enter into joint venture arrangements with established battery cell manufacturers or original equipment manufacturers (“OEMs”) pursuant to which it will develop production facilities customized to the partner’s design and process technology. However, we currently have no joint venture agreements in place and there is no assurance that we will be able to consummate joint venture agreements as contemplated to commercialize the battery cells. For example, our joint venture plans with various OEMs will require that we enter into certain additional arrangements regarding the purchase of battery cells by the OEM joint venture partners. There can be no assurance that the parties will be able to agree to pricing or other terms that are financially beneficial or otherwise not unfavorable for us. Joint venture arrangements may require us, among other things, to pay certain costs, make certain capital investments or to seek the joint venture partner’s consent to take certain actions. In addition, if a joint venture partner is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, we may be required to either fulfill those obligations alone to ensure the ongoing success of the joint venture or to dissolve and liquidate the joint venture. These factors could result in a material adverse effect on our business, prospects and financial results.

We may not be able to engage target customers successfully and to convert such contacts into meaningful orders in the future.

Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. We do not currently have any revenue or off-take agreements with customers in place. Initially, our plans to enter into off-take agreements with customers, such as power companies and EV OEMs. We have not yet executed these definitive agreements. If we are unable to negotiate, finalize and maintain such agreements, or is only able to do so on terms that are unfavorable to us, we will not be able to generate any revenue, which would have a material adverse effect on our business, prospects, operating results and financial condition.

We anticipate that in some cases our battery cells will be delivered to certain customers on an early trial deployment basis, where such customers have the ability to evaluate whether our products meet their performance requirements before such customers commit to meaningful orders. If our targeted customers do not commit to make meaningful orders, or at all, it could adversely affect our business, prospects and results of operations. Our customers may require protections in the form of price reductions and similar arrangements that allow them to require us to deliver additional battery cells or reimburse them for losses they suffer as a result of our late delivery or failure to meet agreed upon performance specification. Delays in delivery of our battery cells, unexpected performance problems or other events could cause us to fail to meet these contractual commitments, resulting in delays in obtaining necessary materials used in our production process, defects in material or workmanship or unexpected problems in our manufacturing process, which could lead to unanticipated revenue and earnings losses and financial penalties. The occurrence of any of these events could harm our business, prospects, results of operations and financial results.

We may not be able to establish supply relationships for necessary components and materials which could prevent or delay the introduction of our product and negatively impact our business.

We will rely on third-party suppliers for components necessary to develop and manufacture our battery cells, including key supplies, such as cathode, anode and other material. We have begun discussions with key suppliers, and have entered into certain non-binding memoranda of understanding or letters of intent with some potential key suppliers, but have not yet entered into definitive agreements for the supply of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or at all, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, the introduction of our battery cells will be delayed.

We intend to brand ourselves as a builder of, and develop a reputation for building environmentally clean, low-cost battery cells from an ethically- and sustainably-sourced supply chain to attract customers and grow our business. If we are unable to partner with such suppliers, our business and financial prospects could be adversely affected. Our business also depends on such materials being available in Norway, so any negative developments in Norway, including but not limited to political or economic conditions or natural disasters or catastrophes could have a significant effect on our ability to source supplies needed for our business. To the extent our suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines. In addition, we cannot guarantee that our suppliers will not deviate from agreed-upon quality standards.

In addition, we will depend initially on a number of third-party suppliers that have pre-existing relationships with 24M. As a result, any disagreement under or termination of the agreement with 24M may negatively affect our ability to maintain relationships with such third-party suppliers and materially and adversely affect our results of operations, financial condition and prospects.

Any disruption in the supply of components or materials could temporarily disrupt production of our battery cells until an alternative supplier is able to supply the required material. The production of our battery cells involves complex multiple value chains, such that disruption in one component of the supply chain could materially affect another and there are multiple possibilities for disruptions to arise, which could lead to further delays and adverse effects on the business and our prospects. Changes in business conditions, unforeseen circumstances, governmental changes, the spread of COVID-19 and other factors beyond our control or which it does not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

Substantial increases in the prices for our raw materials and components, some of which are obtained in volatile markets where demand may exceed supply, could materially and adversely affect our results of operations, financial conditions and negatively impact our prospects.

We expect to incur significant costs related to procuring components and materials required to manufacture and assemble our battery cells. We expect to use various materials in our battery cells, including rare earth materials such as lithium and cobalt, that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We have begun discussions with key suppliers but have not yet entered into agreements for the supply of these materials. Since the beginning of 2021 there have been increases in the costs of and demand for certain raw materials, and we cannot predict with certainty whether these changes are temporary or permanent. Our business model, brand and reputation will depend on the ability to find ethically sourced materials. If we are unable to do so, our time to market, competitive advantage, sales, prospects and financial condition may be adversely affected. In addition, prices for such materials, most notably lithium, have been volatile and may, together with other key components, increase significantly as a result of an increased electrification and demand for materials required to manufacture and assemble battery cells. We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. We are exposed to multiple risks relating to the availability and pricing of such materials and components. Given the competitive nature of the market that we operate in, it is unlikely that increases in expenses can be passed on to customers, thus substantial increases in the prices for our raw materials or components would materially and adversely affect our business, increase our operating costs and negatively impact our results of operations, financial conditions and prospects.

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components for our battery cells or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects.

We may be unable to adequately control the costs associated with our operations and the components necessary to manufacture our battery cells.

Our ability to become profitable in the future will not only depend on our ability to successfully market our battery cells and services, but also to forecast and control our costs. If we are unable to adequately forecast costs or to cost-efficiently manufacture, market, sell, and distribute our battery cells, our margins, profitability and prospects would be materially and adversely affected. For example, costs for the construction of our customer qualification plant will be significantly higher than initially forecasted. As part of making the final investment decision for the customer qualification plant, we considered potential customer feedback and the value of future flexibility, including flexibility related to NMC and LFP manufacturing, size of electrodes, and increased automation, which led us to decide to acquire certain upgraded equipment and implement a more complex equipment installation design. On July 23, 2021, we entered into a contract with Mpac for supply of critical production line machinery in our customer qualification plant, the casting and unit cell assembly. Another factor in increased construction costs is the inflationary pressure on prices of equipment and building materials experienced in the first half of 2021 and continuing today. We have also received preliminary input on plans relating to Gigafactory 1, which input reflects similar trends in costs.

We have not yet produced any battery cells and our forecasted cost advantage for the production of these cells at scale in order to be competitive with other lithium-ion battery cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated for mature battery, battery material, and ceramic manufacturing processes, that we have not yet achieved. If we are unable to achieve these targeted rates, our business and prospects will be adversely impacted.

Our future success depends in part on the ability to equip and construct manufacturing facilities, develop and increase our production capacity and to be able to do so on time, within our expected budget for capital expenditures, and in a cost-effective manner.

To the extent we are successful in growing the business, we will need to develop production capacity and increase it. We have made the final investment decision to proceed with construction only of our customer qualification plant, which will be used to provide samples to enable early customer engagement and to test new material suppliers and new solutions over time. We do not currently have any production capacity and have not made a final investment decision or begun any construction activities for our Gigafactories. Our ability to plan, construct and equip manufacturing facilities, including our customer qualification plant and our fast-track manufacturing plants is subject to significant risks and uncertainties, including the following:

●The final investment decision to proceed with construction of each of our Gigafactories is conditioned, as a matter of policy upon our having entered into off-take agreements with customers that represent at least 50% of the capacity for each of the first three years of any such Gigafactory’s operation. Delays or inability to enter into binding agreements with customers could therefore delay the construction of our Gigafactories.
●The construction and expansion of any manufacturing facilities will also be subject to the risks inherent in the development and construction of new facilities, including risks of delays and cost overruns as a result of factors outside our control, such as delays in government approvals, burdensome permitting conditions, increases in the costs of equipment and building materials, and delays in the delivery of manufacturing equipment and subsystems that we manufacture or obtain from suppliers.
●Manufacturing equipment may take longer and cost more to engineer and build than expected, and may not operate as required to meet our production plans. We have recently experienced indications of a general inflationary pressure. We cannot predict with certainty whether this is temporary or permanent.

●We may depend on third-party relationships in the development and operation of additional production capacity, which may subject us to the risk that such third parties do not fulfill their obligations under arrangements with them. For example, we entered into an agreement with Mpac for the casting and unit cell assembly machine in our customer qualification plant. The casting and unit cell assembly sits at the heart of the battery cell production process, and any disagreement with Mpac, termination of the agreement, or delay or non-fulfillment of Mpac’s obligations under such agreement may adversely impact our business, prospects and financial condition.
●Our may be unable to attract or retain qualified personnel.

If we are unable to build and expand our manufacturing facilities, we may be unable to scale the business. If the demand for our battery cells or production output decreases or does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing per unit fixed cost, which would have a negative impact on our financial condition and results of operations. We only have a limited number of employees, a significant portion of whom are executives. To build our manufacturing facilities and expand our production capacity, we will need to hire a considerable number of qualified employees. If we are unable to attract, train and retain such personnel, our business, prospects and financial condition may be adversely affected.

We are subject to risk relating to the construction and development activities of our manufacturing facilities.

The development phase of the manufacturing facilities includes obtaining several consents, commercial agreements, permits and licenses from relevant authorities and stakeholders to secure rights for construction and operation activities. On July 19, 2021, we entered into two lease agreements with Mo Industripark with respect to the area to be used for the customer qualification plant. Pursuant to an earlier letter of intent, we also have an exclusive right to lease and develop a second area as well as a first right of refusal for a third area, which expires on June 30, 2022. We have also obtained a non-binding memorandum of understanding with the City of Vaasa, Finland, which provides FREYR with the exclusive right until July 22, 2022 to a 90-hectare site for a potential Gigafactory. Mo Industripark AS has certain permits related to its status as a regulated industrial zone, and we have the consents, agreements, permits and licenses needed for our planned construction activities with respect to the consumer qualification plant; however, we do not have all consents, agreements, permits or licenses needed for operation of the customer qualification plant or our planned construction and operation activities with respect to the Gigafactories. Failure to obtain, delay in obtaining or losing necessary consents, commercial agreements, permits and licenses could result in delay or termination of development activities. Examples of conflicts that may arise from development are restriction of our actions due to new or evolving environmental legislation, grid interdependencies and grid connection, proximity to existing infrastructure, and conflicts with non-governmental organizations regarding the use of land for the manufacturing facilities. If such conflicts arise, we may be delayed or prevented from building and expanding our manufacturing facilities, which would have a negative impact on our financial conditions, prospects and results of operations.

We have obtained certain rights to use, but do not own, the land for any of our planned manufacturing facilities. If we are unable to conclude fully termed agreements to all the land to which we have certain rights within the deadlines set forth in the letter of intent with Mo Industripark AS and memorandum of understanding with the City of Vaasa, Finland, or on terms favorable to us, we may be delayed or prevented from building our manufacturing facilities, which would have a negative impact on our business, results of operation, financial condition and prospects. We have not obtained material rights to use and do not own any land for any manufacturing facilities aside from the rights related to the land in Mo Industripark and the City of Vaasa, Finland.

We are sensitive to increases in the cost of supply of electricity, which is obtained in a highly regulated marketplace, susceptible to changes in the regulatory regime.

Access to low cost and reliable sources of electricity is important to our business. The business depends on the low electricity prices in Norway and any fluctuation in such prices could adversely affect our business and prospects. Electricity prices are determined in a highly regulated Norwegian and EEA-wide marketplace, in which local prices are also strongly affected by constraints and changes in constraints on transmission and storage of electricity. We have noticed an increase in electricity prices since the beginning of 2021, and cannot predict with certainty whether these changes are temporary or if additional increases will occur. Changes in the regulations and changes in infrastructure may increase our cost of electricity to an extent which may not be passed on to customers through increased battery cell prices, and such price increases may reduce demand. There is no guarantee that contracts for sale of battery cells will allow for full offset of increased costs of electricity. We will seek to mitigate this risk by entering into long-term electricity supply contracts to secure base volume and predictable prices and to secure some price adjustment in our battery cells sales contracts to partially offset any increase in electricity prices. However, there can be no assurance that we will be able to do so on terms favorable to us and that these will be effective, capture all risk or continue to be available to us.

Accordingly, the failure to enter into electricity contracts on favorable terms or an increase in the price of electricity could materially adversely affect our future earnings and may prevent us from effectively competing in certain of our markets. Further, should the spot price for electricity fall below the hedging costs, these hedges may also weaken our competitors without electricity cost hedging. This could in turn have a material adverse effect on our business, results of operations, financial condition and prospects.

We are also exposed to changes in grid tariffs as a result of contemplated investments in power grids in Norway, and potentially as a result of changes in the grid structure, either of which would likely cause the grid operator to raise tariffs in order to finance such investments or changes. Any such increases could in turn have a material adverse effect on our business, results of operations, financial conditions and prospects.

We will rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We will rely heavily on complex machinery for our operations and the production of our battery cells to operate large-scale manufacturing. We have not yet acquired, developed or operated with such machinery and the work required to design, secure and integrate this equipment into the production of our battery cells is time intensive and requires us to work closely with equipment providers, such as Mpac, as well as technology providers, such as 24M, to ensure that it works properly for our specific licensed-in battery technology. The production technology will be provided by third parties. We have not entered into binding agreements with respect to such technology (other than with 24M), and there is no guarantee that we will be able to do so. To the extent we enter into additional binding agreements with such third parties, there is no guarantee that we will have recourse or any guarantee from the providers that such third party production technology or machinery will perform as expected. Additionally, we plan to enter into equipment purchase agreements directly with suppliers and 24M will not be a party to such agreements. Accordingly, although such purchasing decisions will be partially based on 24M’s input regarding the design and integration of this equipment, we will not have recourse or guarantee from 24M for such input, including if the equipment cannot be successfully integrated. We will be responsible for any costs associated with achieving operability and integration of the equipment. There is risk that we will be unable to successfully operate such machinery and this design and integration work, including the work to be performed by Mpac, will involve a significant degree of uncertainty and risk and may result in the delay in the scaling up of production or result in additional significant cost to our battery cells. Such machinery is intended to operate on a highly automated basis and if that does not occur, it could have a material adverse effect on our cost expenditures.

Both our customer qualification plant and our fast-track manufacturing plants will require complex machinery. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency as can failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fire, and seismic activity and natural disasters.

Operational or technical problems with our manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. In addition, in some cases operational or technical problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational or technical problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

If our planned manufacturing plants in Mo i Rana do not become operable on schedule, or at all, or become inoperable, production of our battery cells and our business will be harmed.

We expect to assemble and produce our battery cells at the customer qualification plant in Mo i Rana, Norway, with production to begin in 2022 at the earliest. We have obtained certain rights to use, but do not own, the land for any of our planned manufacturing facilities. The plants may be harmed or rendered inoperable, or the construction or expansion of the plant may be halted, by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our battery cells for some period of time. The plant and the equipment we use to manufacture the battery cells would be costly to replace and could require substantial lead time to replace and qualify for use. In addition, as result of the concentration of the planned manufacturing facilities in Mo i Rana, our operations would be more significantly affected by negative developments in Norway, including but not limited to economic or political conditions, such as natural disasters or catastrophes, than if our operations were spread out over several regions. If we decide to pursue a manufacturing facility in other locations, then our operations may also be more significantly affected by negative developments in such locations, including but not limited to economic or political conditions, such as natural disaster or catastrophes. The inability to produce our battery cells or the backlog that could develop if the manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we plan to obtain and maintain insurance for damage to our property and the disruption of our business, this insurance may be challenging to obtain and maintain on terms acceptable to us and may not be sufficient to cover all of our potential losses.

If our battery cells fail to perform as expected, our ability to develop, market, and sell our battery cells could be harmed and we could be subject to increased warranty claims.

Once commercial production of our battery cells commences, our battery cells may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair, recalls, and design changes. Our battery cells are inherently complex and incorporate technology and components that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our battery cells. There can be no assurance that we will be able to detect and fix any defects in our battery cells prior to the sale to potential consumers. If our battery cells fail to perform as expected, we could lose design wins and customers may delay deliveries, terminate further orders, pursue warranty claims against us or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects, and results of operations.

Lithium-ion battery cells have been observed to catch fire or vent smoke and flame.

Lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Negative public perceptions regarding the suitability of lithium-ion cells or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our battery cells, could seriously harm our business and reputation. Any incident involving our battery cells could result in lawsuits, recalls or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Once we begin manufacturing our battery cells, we will need to store a significant number of lithium-ion cells at our facilities. Any mishandling of battery cells may cause disruption to the operation of our facilities. While we plan to implement safety procedures related to the handling of the battery cells, a safety issue or fire related to the cells could disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for us and our battery cells. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Doing business internationally creates operational, financial and tax risks for our business.

Our business plan includes operations in international markets, including initial manufacturing and supply activities in Norway, initial sales in North America and Europe, and eventual expansion into other international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition, prospects or results of operations could be adversely affected. International sales entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

In addition, our corporate structure and our subsidiaries with entities in several jurisdictions such as Norway, Luxembourg, and the Cayman Islands, is, together with our operations in international markets as described above, subject to tax risk. The expected tax treatment of us and our subsidiaries relies on current tax laws and regulations, as well as certain tax treaties between the aforementioned different jurisdictions. As such, unexpected changes, interpretation, application or enforcement practice in respect of legislative or regulatory requirements of such tax laws in foreign countries into which we or any of our subsidiaries is incorporated and/or conducting operations and sales in, including but not limited to, changes in treatment of sales and results of operations earned in foreign and offshore jurisdictions, value added tax, cessation of tax treaties and recognition of tax law principles in other jurisdictions, as well as other changes in corporate tax law, may adversely our business, financial conditions, prospects or result of operations.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic.

We face various risks related to epidemics, pandemics, and other outbreaks, including the recent COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior,  pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also impacted our potential customers and suppliers by disrupting the manufacturing, delivery and overall supply chain of battery and EV manufacturers and suppliers and has led to a global decrease in battery and EV sales in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures have and may continue to adversely impact our employees, operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our future manufacturing plans, sales and marketing activities, prospects, business and results of operations. We may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, suppliers, vendors and business partners.

As a result, it is currently not possible to predict the consequences for us, our business partners, Norway, the battery and EV industry, or global business and markets, other than the expectations of adverse negative effects that may be long-term. Due to FREYR not having any income prior to the completion of the manufacturing facility and thus, inter alia, being dependent on proceeds from share capital raises and debt financing arrangements, we are exceedingly more exposed to the potential impact of COVID-19 on our business and financial position compared to other players in the battery industry that have stable sources of revenue.

The extent to which the COVID-19 pandemic continues to impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.

Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events.

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to produce battery cells.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, prospects, financial condition, and results of operations.

In recent years, the global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The United States and certain other governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, the return of adverse economic conditions may negatively impact the demand for our battery cells and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

If we are unable to retain key employees and qualified personnel, and hire technical, engineering, sales, marketing, manufacturing plant operations and support personnel, our ability to compete and successfully grow the business could be harmed.

Our current management team is small and our success depends on our ability to retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lost their services. Additionally, our success depends on the ability to attract and retain qualified technology, engineering, sales, marketing, manufacturing plant operations and support personnel, and failure to do so could adversely affect our business, prospects, results of operations and financial results. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. The loss of our executive officers and key employees and an inability to find suitable replacement could result in delays to development and harm our business. Many members of our management team are new to FREYR and they have not worked together previously. Any failure by our management team and key employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and results of operations. Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, prospects, results of operations and financial results.

Risks Relating to FREYR’s Limited Operating History

We are an early stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

FREYR Legacy incurred a net loss of approximately $9.6 million for the year ended December 31, 2020 and an accumulated deficit of approximately $10.9 million from its inception through the year ended December 31, 2020 and has not generated any revenues to date. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our battery cells, which is not expected to occur until 2024, and may occur later.

We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our battery cells; invest in manufacturing capabilities; build up inventories of components for our battery cells; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Our and FREYR Legacy’s very limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

Our operations to date have been limited to recruiting management and other employees,  business planning, raising capital, selecting applicable third party technologies and securing a partnership with 24M, establishing and attempting to establish partnerships with potential suppliers, customers and ecosystem partners, early stage project development, and general corporate development. You should consider the risks and difficulties that we face as an early stage company with a very limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We intend to derive substantially all of our revenues from the sale and lease of the battery cells, which we have not yet started production of. There are no assurances that we will be able to secure future business. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results, prospects and financial position could be materially affected.

If we fail to manage our future growth effectively, we may not be able to market and sell our battery cells successfully.

We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, establishing manufacturing plants and other facilities, and implementing administrative infrastructure, systems and processes. We intend to continue to hire a significant number of additional personnel, including design and manufacturing personnel and technicians. Furthermore, as we are a young company, our ability to train and integrate new employees into our operations may not meet the growing demands of our business which may affect our ability to grow. If we experience significant growth in orders, without improvements in automation and efficiency, we may need additional manufacturing capacity and we and some of our suppliers may need additional and capital-intensive equipment. Any growth in manufacturing must include a scaling of quality control as the increase in production increases the possible impact of manufacturing defects. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, operating results and financial condition.

Our management has limited experience in operating a public company and the requirements of being a public company may strain our resources, divert management’s attention and affect the ability to attract and retain qualified board members and officers.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the combined company, which could harm our business, prospects and results of operations. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that FREYR Legacy did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our potential joint venture with a subsidiary of a major multinational industrial conglomerate (“the JV Partner”) is subject to various risks, including the fact that there is no current agreement between the parties, many of the principal terms of the potential arrangement have not been agreed to, any draft memorandum of understanding with the JV Partner, if entered into, will be non-binding and the consummation of the joint venture is subject to several conditions, including entry into binding documentation by the parties and may not occur on the expected timeline or at all and that the joint venture may not be successful (or less successful than expected), which could adversely affect our business and future prospects.

FREYR and the JV Partner have entered negotiations regarding a draft non-binding Memorandum of Understanding (the “JV MoU”) for a potential joint venture to be formed with the purpose of preparing a project to build battery production in North America at a targeted scale of at least 50 GWh in annualized battery cell production capacity by 2030 (the “Venture”). As part of these negotiations, we and the JV Partner have had preliminary discussions regarding key commercial points of the Venture in May 2021. The JV MoU provides a framework for our cooperation and provides that we and the JV Partner will work to enter into certain additional arrangements regarding the consummation of a joint venture to use 24M technology at a battery manufacturing facility in North America. However, many key terms of the Venture, including economic and investment terms, have not been agreed to in principal. It is possible that the parties will not be able to agree to enter into the JV MoU.

The JV MoU, if entered into, will be non-binding and the commercial terms of the Venture will be subject to further negotiation. There is no assurance that we will be able to finalize the terms of the Venture and enter into binding documentation with the JV Partner. The ultimate terms of the Venture, if entered into, may not be favorable to us (or less favorable than we currently expect) and may require us to, among other things, pay certain costs or to make certain capital investments or to seek the JV Partner’s consent to take certain actions. In addition, if the JV Partner is unable or unwilling to meet its economic or other obligations under the Venture arrangements, we may be required to either fulfill those obligations alone to ensure the ongoing success of the Venture or to dissolve and liquidate the Venture.

The 24M License does not currently extend to the activities contemplated by the JV MoU. In order to use 24M’s process technology or other third party technology in a Venture manufacturing facility, a separate license from 24M or such third party may be required. There can be no assurance that we, the JV Partner or the Venture will be able to enter into a separate license with 24M or a third party with the required technology, on favorable terms or at all. If we cannot successfully negotiate the additional license of 24M technology or the Venture is unable to identify and obtain a license to use an alternative technology, the entry into a binding agreement may not occur.

Even if we and the JV Partner are able to reach final terms and enter into binding documentation, there can be no assurance that the Venture will be able to complete the development of a battery cell manufacturing facility and successfully manufacture and commercialize batteries in North America. These factors could harm our business, results of operations and financial results.

We expect that any potential Venture with the JV Partner will not benefit from some of the same competitive advantages as our planned Norwegian manufacturing facilities. Our Norwegian manufacturing facilities benefit from, among other things, relatively low electricity prices, high percentages of renewable electricity generation, access to globally-connected transportation, access to a highly educated Norwegian workforce and a domestic Norwegian and regional Nordic battery research and production ecosystem. The potential location of the Venture’s battery manufacturing facility in North America (which has not been identified at this stage) is likely to have different characteristics, which could reduce the expected benefits of the potential Venture. Any such Venture will also be subject to various operational risks, including execution, regulatory, competition and market risks.

Risks Relating to our Intellectual Property

If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.

We seek to establish and protect intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property will be difficult and costly, and the steps we will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard intellectual property we establish. Failure to adequately protect such intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results.

Beyond our access to 24M’s process technology under the 24M License, we have not established or protected, and may not be able to establish, adequately protect or prevent unauthorized use of any material additional intellectual property. Patent, copyright, trademark, and trade secret laws vary significantly throughout the world. A number of countries do not protect intellectual property rights to the same extent as do the laws of European countries or the United States. Failure to establish, adequately protect or prevent unauthorized use of any additional intellectual property rights could result in our competitors using the intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results.

If we are able to establish or adequately protect additional intellectual property, to prevent infringement in the future, we may have to file infringement claims. Such claims can be time consuming and costly to prosecute and there can be no assurance that any such claims will be successful. Policing unauthorized use of intellectual property is difficult and costly, and we may not successfully prevent misappropriation of our proprietary rights. Unauthorized use of intellectual property may damage our reputation, decrease the value of such property and reduce our market share.

Loss of key personnel may also create a risk that such personnel may exploit knowledge, information and know-how to the detriment of us, and/or that we may face difficulties to operate our technology or business methods as a result of the loss of such personnel.

We cannot be assured that our know-how and trade secrets will provide us with any competitive advantage, as the know-how and trade secrets may become known to or be independently developed by others including our competitors, regardless of measures we may take to try to preserve the confidentiality. We cannot give assurance that our measures for preserving the secrecy of our trade secrets and confidential information are sufficient to prevent others from obtaining such information.

We are unable to assert, enforce and otherwise protect the intellectual property rights licensed by 24M and rights to indemnification under the 24M License may be insufficient or unavailable, which could lead to increased costs and negatively affect the business.

Under the 24M License, we do not have the right to assert, enforce or protect any of the intellectual property licensed to us by 24M. In addition, certain patents licensed from 24M are jointly owned by 24M and third parties. We may also face claims that our use of 24M or other intellectual property infringes the rights of others. For these claims, we may seek indemnification from 24M under the 24M License. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors. This could result in our competitors using the same 24M intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourself against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we are infringing their proprietary rights and/or seek court declarations that they do not infringe upon our own and/or licensed-in intellectual property rights. Additionally, third parties may claim that 24M is infringing on their technology. Companies holding patents or other intellectual property rights relating to battery cells may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, incorporating or using products that incorporate the challenged intellectual property;
•	pay substantial damages;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;
•	redesign our battery cells; or
•	change battery cell technology providers.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.

Risks Relating to Industry and Market Trends and Developments

The battery market continues to evolve, is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

The battery market in which we intend to compete continues to evolve and is highly competitive. Many of our competitors are large entities at a more advanced stage in development and commercialization than us and have more resources to improve their share of the market. To date, we have focused our efforts on recruiting management and other employees, business planning, raising capital, selecting applicable third party technologies and securing a partnership with 24M, establishing and attempting to establish partnerships with potential suppliers, customers and ecosystem partners, early stage project development, and general corporate development. Although we believe our partnerships strategy, including the partnership with 24M, has the potential to significantly reduce the cost of battery cells, there is no guarantee that 24M process technology or other future partnerships will be able to deliver the cost savings anticipated by us and we will need to build our resources to compete with other companies in the market. In addition, lithium-ion battery manufacturers may continue to reduce cost of the conventional manufacturing process and expand their supply of battery cells, reducing the prospects for our business and negatively impacting our ability to sell our products at a market-competitive price and yet at sufficient margins.

We expect competition in battery technology and EVs to intensify due to a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. Developments in alternative technologies or improvements in battery technology made by competitors may materially adversely affect the sales, pricing and gross margins of our battery cells. If a competing process or technology is developed that has superior operational or price performance, our business will be harmed.

We must continue to commit significant resources to develop our partnership strategy and industrial scaling solution in order to establish a competitive position. There is no assurance we will successfully identify the right partners or manufacture and bring our battery cells to market on a timely basis, or that products and technologies developed by others will not render our battery cells obsolete or noncompetitive, any of which would adversely affect our business, prospects and operating results.

Potential partners, suppliers and other third parties will be less likely to enter into arrangements with us if they are not convinced that our business model will succeed in the long-term. Similarly, customers will be less likely to purchase our battery cells if they are not convinced that our business will succeed in the long-term. Accordingly, in order to build and maintain our business, we must establish and maintain confidence among current and future partners, suppliers, customers, analysts, rating agencies and other parties in our long-term financial viability and business prospects. Developing and maintaining such confidence may be particularly complicated by certain factors, including those that are largely outside of our control, such as our very limited operating history, market unfamiliarity with our products, any delays in our industrial scaling, delivery and service operations to meet demand, competition from other manufacturers of lithium-ion batteries or those developing alternative technologies, and our eventual production and sales performance compared with market expectations.

Our future growth and success are dependent upon increasing electrification of current energy sources driven by consumers’ willingness to adopt electrified forms of transportation, the prices of such transportation, and continued government and social support of increased development of renewable sources of energy.

Our growth and future demand for our products is highly dependent upon the adoption by consumers of electrified forms of transportation, including EVs, the prices for such transportation, as well as the increased use of intermittent forms of energy which will require energy store systems. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

Additionally, one of our primary markets is stationary storage, which is largely driven by installed capacity of renewable electricity generation and increasing demand for renewable sources of power. Since many of these renewable sources of power are intermittent, like wind and solar, the energy produced by them must be stored for use when there is demand. Should government requirements for these intermittent power sources be relaxed or social desires for lower carbon sources of energy decline, there could be a detrimental impact on one of our primary markets.

Our brand depends on the ability to build clean, low-cost battery cells from an ethically and sustainably- sourced supply chain. If we are unable to do so, damage to our brand and reputation could result or failure to expand our brand, which would harm our business and results of operations.

We will depend significantly on building and maintaining our brand and reputation for building environmentally clean, low-cost battery cells from an ethically- and sustainably-sourced supply chain to attract customers and grow our business. If we are unable to, for instance, reduce the CO2 footprint of the traditional battery production process, reduce production costs or obtain our materials from ethical and sustainable suppliers, our brand and reputation could be significantly impaired, which could affect our ability to compete. We also rely on the low carbon intensity of the electricity produced in Norway, and any change to such carbon intensity could adversely affect our brand and reputation and ability to compete. Further, we expect to rapidly scale up our workforce, leading it in some instances to hire personnel or partner with third parties who we may later determine do not fit our culture or mission. If we cannot manage our hiring and training processes to avoid potential issues, our business and reputation may be harmed and our ability to attract customers would suffer. In addition, if we are unable to achieve a similar level of brand recognition as our competitors, some of which currently have a broader brand footprint as a result of greater resources, longer operational history or more prominent branding as automotive OEMs, we could lose recognition in the marketplace among prospective customers, suppliers and partners, which could affect our growth and financial performance. We anticipate that our marketing and branding initiatives that will involve incurring significant expenses in advance of corresponding revenues. We cannot assure you that such marketing and branding expenses will result in the successful expansion of our brand recognition or increase our revenues.

Our future growth and success depend on our ability to sell effectively to large customers.

Our potential customers are large enterprises, including in the energy storage system (“ESS”), automotive manufacturers and maritime sectors. We do not currently have any definitive customer agreements in place. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.

Large enterprises often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.

We may not be able to accurately estimate the future supply and demand for our battery cells, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

Our business is closely related to the production level of our future customers, whose businesses are dependent on the highly cyclical markets, such as the automotive, maritime and renewable energy industries. Thus, it is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our battery cells or our ability to develop, manufacture, and deliver battery cells, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of battery cells to our potential customers could be delayed, which would harm our business, prospects, financial condition and operating results.

Furthermore, due to our future customers’ exposure to the abovementioned highly cyclical markets, customers may, in response to unfavorable market conditions, request delays in contract, shipment dates or other contract modifications or else default, terminate or not renew their contractual arrangements with us. Consequently, the financial performance of FREYR will fluctuate with the general economic cycle, a decline in which could have a material adverse effect on our business, prospects, financial condition and operating results.

The increase in competition and advances in technology in the battery industry is expected to cause substantial downward pressure on the prices of battery cells and may cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flows.

Global battery cell production capacity has been materially increasing overall, and has resulted in the past, and is expected to continue to result, in substantial downward pressure on the price of battery cells. Given the general downward pressure on prices for battery cells driven by increasing supply and technological change, a principal component of our business strategy is reducing our costs to manufacture battery cells to become and remain competitive. If our competitors are able to drive down their manufacturing costs faster than we can, our battery cells may become less competitive. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, our competitive position will suffer, and we could lose market share and our margins would be adversely affected as we face downward pricing pressure. Intensifying competition could cause us to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on our revenue and earnings, and could materially adversely affect our business, prospects, financial condition and cash flows.

The battery industry and its technology are rapidly evolving and may be subject to unforeseen changes, such as technological developments in existing technologies or new developments in competitive technologies that could adversely affect the demand for our battery cells.

We may be unable to keep up with changes in the rapidly evolving battery market and, as a result, our competitiveness may suffer. Our competitors include major battery manufacturers currently supplying the markets, automotive OEMs, and potential new entrants. There are several development-stage companies seeking to improve conventional lithium-ion batteries or to develop new technologies for batteries. Any failure by us to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects.

Furthermore, the battery industry also competes with other emerging or evolving technologies, such as hydrogen energy storage or carbon capture storage and sequestration. If we are unable to keep up with competitive developments, including if such technologies achieve lower prices or enjoy greater policy support than the lithium-ion battery industry, our competitive position and growth prospects may be harmed. If our competitive position and growth prospects are harmed, then our manufacturing facilities may be no longer needed and may have less or no value, adversely affecting our business, prospects and financial condition.

Risks Relating to Finance and Accounting

Our business model of manufacturing battery cells is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all, which could be dilutive to shareholders. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

The development, design, manufacture and sale of batteries is a capital-intensive business. As a result of the capital-intensive nature of our business, we can be expected to continue to incur substantial operating expenses without generating sufficient revenues to cover expenditures. Over time, we may need to raise additional funds, including through entry into new or extending existing joint venture arrangements, through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our battery cells, the construction of Gigafactories, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to shareholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, FREYR’s actual operating results may be materially different from our forecasted results.

The projected financial and operating information appearing elsewhere in this Report reflect current management estimates of future performance. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in its forecasts depends on a number of factors, many of which are outside our control, including, but not limited to:

●	success and timing of development activity;
●changes in the estimated cost of materials, supplies and components, such as increases that have occurred since the beginning of 2021, that we may or may not be able to pass on to customer through increased product prices;
●entry into definitive contracts with customers and suppliers on favorable terms, or at all;

●customer acceptance of our products;
●changes in customer demand mix for NMC and LFP chemistry-based products, such as earlier demand for LFP battery chemistry-based products that we are seeing in recent and ongoing discussions with potential customers. Based on recent feedback from potential customers, we are currently planning to build Gigafactory 1 and Gigafactory 2 based on a combination of LFP and NMC chemistry;
●changes in our development plans to adapt to market demand, economic conditions and other factors, such as the potential for Gigafactory 1 and Gigafactory 2 to be combined into one Gigafactory;
●competition, including from established and future competitors;
●our ability to manage our growth;
●whether we can manage relationships with key suppliers;
●Our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel; and
●the overall strength and stability of domestic and international economies.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations, prospects and financial results.

We may face litigation and other risks if we identify a material weakness in our internal control over financial reporting.

As a result of any material weakness, we may identify in internal control over financial reporting and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from any material weakness that may be identified in our internal control over financial reporting. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

If we discover a material weakness in our internal control over financial reporting or otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis and the market price of our ordinary shares may be adversely affected.

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires, among other things, that we evaluate the effectiveness of our internal control over financial reporting and disclosure controls and procedures. Although FREYR Legacy did not identify any material weaknesses in internal control over financial reporting at December 31, 2020, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Prior to the completion of the Business Combination, FREYR Legacy was a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise, to oversee FREYR Legacy’s business processes and controls. To comply with Section 404A, we may incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business, prospects and operating results, and cause a decline in the price of our ordinary shares.

If we are unable to establish and maintain effective internal control over financial reporting, and build our finance infrastructure, investors may lose confidence in the accuracy of our financial reports.

As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the regulations of the NYSE, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending the year in which the Business Combination is completed, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to Closing of the Business Combination, FREYR Legacy had never been required to test its internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We anticipate that the process of building our accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. We expect that we will need to implement a new internal system to combine and streamline the management of our financial, accounting, human resources and other functions. However, such a system will likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management’s attention. In addition, we may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We may fail to establish and maintain effective internal control over financial reporting, in which case our internal control over financial reporting may not prevent or detect all errors and all fraud. We also may not be able to detect errors and fraud on a timely basis and our financial statements may be materially misstated. Although, the process of identifying the resources that we will need to ensure the establishment and maintenance of effective internal controls for our current business has begun, there is no guarantee that such assessment will be accurate and post-Closing of the Business Combination, the complexity of our business is likely to increase as we implement our business strategy and our business grows, and such increase in complexity will increase the difficulty of maintaining effective internal controls. If we fail to establish and maintain effective internal control over financial reporting, our business and results of operations could be harmed, and investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our ordinary shares to decline. In addition, we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

If the Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. If an active market for our securities develops and continues after the Business Combination, the trading price of such securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

In addition to the other risks described in this “Risk Factors” section, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the battery industry in general;
●	operating and share price performance of other companies that investors deem comparable to us;
●	Our ability to bring our products and technologies to market on a timely basis, or at all;
●	changes in laws and regulations affecting our business;
●	Our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of our ordinary shares available for public sale;
●	any major change in our board of directors or management;
●	amounts of sales of our ordinary shares by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, pandemic such as COVID-19 and acts of war or terrorism.

Fluctuations in our operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, our revenue, key operating metrics and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our ordinary shares.

Our ability to use FREYR Legacy’s net operating loss carryforwards and certain other tax attributes may be limited.

For the year ended December 31, 2020, FREYR Legacy had net operating loss carryforwards in Norway of approximately $11.3 million, which can be carried forward indefinitely. Pursuant to Norwegian law, net operating loss carry forwards can be used for an indefinite time period, provided that FREYR Legacy is considered to be tax resident in Norway and the net operating loss carry forward is not transferred as part of a tax motivated transaction or restructuring. Any such limitations on FREYR Legacy’s ability to use its net operating loss carryforwards and other tax assets could adversely impact its business, prospects, financial condition and results of operations.

Rising interest rates could adversely impact our business.

Rising interest rates will increase our cost of capital. Our future success may depend on our ability to raise capital to help finance the scaling of our production capacity. Rising interest rates may have an adverse impact on our ability to offer attractive pricing to our customers.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of clean and renewable energy products or other reasons, may result in the diminished competitiveness of the battery industry generally or our battery cells in particular. This could materially and adversely affect the growth of the battery markets and our business, prospects, financial condition and operating results. While certain tax credits and other incentives for clean and renewable energy products have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

A non-U.S. corporation is deemed a PFIC for any taxable year if either (1) at least 75% of its gross income for such year is passive income, or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets) during such year is attributable to assets that produce passive income or are held for the production of passive income. If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (defined as: a beneficial owner of our ordinary shares or warrants who or that is, for U.S. federal income tax purposes: (a) an individual citizen or resident of the United States; (b) a corporation (or other entity that is treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States or any state thereof or the District of Columbia; (c) an estate whose income is subject to U.S. federal income tax regardless of its source; or (d) a trust if (i) a U.S. court can exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (ii) it has a valid election in place to be treated as a U.S. person) of our securities, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Based on the current and anticipated composition of our income, assets and operations, we may be classified as a PFIC for our current taxable year.

Whether we or any of our subsidiaries are a PFIC for any taxable year is a factual determination that must be made annually at the close of each taxable year and depends on, among other things, the composition of our income and assets, and the market value of our and our subsidiaries’ shares and assets. Whether we are treated as a PFIC for U.S. federal income tax purposes is thus subject to significant uncertainty. Because items of working capital are generally treated as passive assets for PFIC purposes, retaining or accumulating cash, cash equivalents and other assets such as short-term and long-term investments that are readily convertible into cash increases the risk that we will be classified as a PFIC. However, our actual PFIC status for our current taxable year or any future taxable year will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. U.S. Holders are urged to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our securities.

Risks Relating to Legal and Regulatory Compliance

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results, and financial condition. We face inherent risk of exposure to claims in the event our battery cells do not perform as expected or malfunction resulting in personal injury or death. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about us, which would have material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business, prospects and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

Once our battery cells are in production, we will need to maintain warranty reserves to cover warranty-related claims. If the warranty reserves are inadequate to cover future warranty claims on our battery cells, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our articles provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Luxembourg law.

More particularly, as permitted by Luxembourg law, our Articles and its indemnification agreements that we expect to enter into with our directors and officers will provide that subject to the exceptions and limitations listed below, every person who is, or has been, a director or officer of FREYR or a direct or indirect subsidiary of FREYR shall be indemnified by us to the fullest extent permitted by law against liability and against all expenses reasonably incurred or paid by him or her in connection with any claim, action, suit or proceeding which he or she becomes involved as a party or otherwise by virtue of his or her being or having been such director or officer and against amounts paid or incurred by him or her in the settlement thereof. The words “claim”, “action”, “suit” or “proceeding” include all claims, actions, suits or proceedings (civil, criminal or otherwise including appeals) actual or threatened and the words “liability” and “expenses” include without limitation attorneys’ fees, costs, judgments, amounts paid in settlement and other liabilities. However, no indemnification shall be provided to any director or officer of FREYR or a direct or indirect subsidiary of FREYR (i) by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties of a director or officer, (ii) with respect to any matter as to which any director or officer has been finally adjudicated to have acted in bad faith and against the interest of FREYR, or (iii) in the event of a settlement, unless approved by a court or the board of directors. We may, to the fullest extent permitted by law, purchase and maintain insurance or furnish similar protection or make other arrangements, including, but not limited to, providing a trust fund, letter of credit, or surety bond on behalf of a director or officer of FREYR or a direct or indirect subsidiary of FREYR against any liability asserted against him or her or incurred by or on behalf of him or her in his or her capacity as a director or officer of FREYR or a direct or indirect subsidiary of FREYR. The right of indemnification will be severable, will not affect any other rights to which any director or officer of FREYR or a direct or indirect subsidiary of FREYR may now or in the future be entitled, will continue as to a person who has ceased to be such director or officer and will inure to the benefit of the heirs, executors and administrators of such a person. The right to indemnification is not exclusive and will not affect any rights to indemnification to which corporate personnel, including directors and officers, may be entitled by contract or otherwise under law. Expenses in connection with the preparation and representation of a defense of any claim, action, suit or proceeding will be advanced by us prior to final disposition thereof upon receipt of any undertaking by or on behalf of the officer or director, to repay such amount if it is ultimately determined that he or she is not entitled to indemnification.

Our articles include a forum selection clause, which may impact your ability to bring actions against us.

Our articles provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the Unites States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 and the Securities Exchange Act of 1934. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, a court may decline to enforce these exclusive forum provisions with respect to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction, and our shareholders may not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find the exclusive forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Liabilities related to Sjonfjellet Vindpark AS’s operations when it was part of FREYR Legacy, or liabilities associated with Sjonfjellet Vindpark AS’s spin-off from FREYR Legacy, could adversely affect our business, financial condition, results of operations, prospects and cash flows.

FREYR Legacy entered into a demerger plan when Sjonfjellet Vindpark AS, together with assets, rights and liabilities of FREYR Legacy relating to its former wind power business was transferred from FREYR Legacy to a separate limited company, SVPH, by way of a Norwegian law rule allowing for so called demergers, mirroring FREYR Legacy’s then ownership structure into that company such that FREYR Legacy security holders in the aggregate hold the same underlying interest in the same underlying businesses through the two companies, FREYR Legacy and SVPH (the “Norway Demerger Plan”). The Norway Demerger Plan provides for, among other things, a transfer of assets and obligations designed to make FREYR financially responsible for liabilities allocable to FREYR Legacy before the spin-off, and to make Sjonfjellet Vindpark AS and SVPH financially responsible for liabilities allocable to Sjonfjellet Vindpark AS and FREYR Legacy’s former wind business before the spin-off. Pursuant to Norwegian law, FREYR is subject to joint and several liability if either Sjonfjellet Vindpark AS or SVPH fails to perform an obligation transferred according to the Norway Demerger Plan. The joint and several liability is limited to an amount equivalent to the net value accruing to SVPH when acquiring Sjonfjellet Vindpark AS, together with the assets, rights and liabilities of FREYR Legacy relating to its former wind power business as part of the abovementioned demerger. As a consequence, we may be required to indemnify SVPH if SVPH is required, but unable, to perform an obligation transferred according to the Norway Demerger Plan and/or fails to indemnify us. Either of these could negatively affect our business, prospects, financial position, results of operations, and/or cash flows.

Our battery cells and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

We may face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Because our business relies on confidential data from third parties, any compromise of that data, or perception that any such compromise has occurred, could materially affect our business and financial prospects. Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or others can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data.

The availability and effectiveness of our battery cells, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We anticipate using outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service.

Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. Any failure or perceived failure by us or our service providers to prevent information security breaches or other security incidents or system disruptions, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release or transfer of, our information, or any personal information, confidential information, or other data of us or third parties, could result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of our technical and management personnel, and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other incidents and system disruptions.

Changes in laws relating to privacy and data protection could disrupt our business.

We are also subject to various laws regarding privacy, data protection, and the protection of certain data relating to individuals. Our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and data security, and we may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data. For example, the European Union’s General Data Protection Regulation, or GDPR, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and the regulatory landscape regarding privacy, data protection, and data security is likely to remain uncertain for the foreseeable future. We expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs in the future, and it is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on our business, prospects, results of operations, financial position and reputation.

We are subject to substantial regulation and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.

Our battery cells and our customer’s markets are subject to substantial regulation under international, European and local laws, including export control, environmental and sustainability laws (including the EU Taxonomy Regulation (Regulation (EU) 2020/852) and safety laws. We expect to incur significant costs in complying with these regulations. In particular, regulations related to the battery, materials to produce such batteries such as lithium, EV and alternative energy industries are currently evolving and we faces risks associated with new regulations, including the proposed EU Batteries Regulation, and changes to these regulations.

To the extent the laws change, our products may not comply with applicable international, European or local laws and such changes could imply the need to materially alter our operations and set-up and may prompt the need to apply for further permits, which would have an adverse effect on our business and prospects. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with our ability to commercialize our products could have a negative and material impact on our business, prospects, financial condition and results of operations.

As we do not have a source of revenue because our initial battery factory is not yet under construction, we are far more exposed to regulatory risk compared to our peers in the industry that have stable sources of income.

We are an early stage company and as a result, internal processes and procedures, such as code of conduct, environmental, social and corporate governance policy, relevant anti-corruption policies and similar policies have only recently been implemented. We must ensure we operate in accordance with our own processes and policies, as well as statutory laws and regulations, and there may be a higher risk that we, as an early stage company, fail to comply with such internal processes and procedures, as well as statutory laws and regulations. Any failure to comply with such policies may adversely affect our business, prospects and financial condition.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. We must export and import our products in compliance with any applicable controls. We may not always be successful in obtaining necessary approvals, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic sales and adversely affect our revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

Changes in our products or changes in export, import and economic sanctions laws and regulations may delay our introduction of new products in international markets, prevent our customers from using our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. Any change in export or import regulations or legislation; shift or change in enforcement; or change in the countries, persons or technologies targeted by these regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations, adversely affecting our business, prospects and results of operations.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws in many jurisdictions, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, prospects, financial condition, results of operations and reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We will sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners, and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. Our policies and procedures are designed to ensure compliance with these laws, but we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will engage in improper conduct that violates our policies and applicable law, for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, severe civil and criminal sanctions, settlements, prosecution, enforcement actions, loss of export privileges, suspension or debarment from U.S. government contracts and other collateral consequences and remedial measures, all of which could adversely affect our business, prospects, financial condition, results of operations and reputation. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our ordinary shares.

We and our partners, suppliers and customers are subject to requirements relating to environmental, permitting and safety regulations and environmental remediation matters which could adversely affect our business, prospects, results of operation and reputation.

We and our partners, suppliers and customers are subject to numerous environmental laws and regulations governing, among other things, energy storage system siting and installation restrictions, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental, permitting and safety laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. Moreover, if we or any of our partners, suppliers or customers were found to be in violation of environmental, permitting or safety laws, our reputation for building clean battery cells from an ethically- and sustainably-sourced supply chain could be harmed, potentially resulting in significant damage to our brand.

Our manufacturing process will have hazards such as but not limited to hazardous materials, machines with moving parts,

and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our brand, finances, or ability to operate.

International trade policies may impact demand for our products and our competitive position

Government policies on international trade and investment such as sanctions, import quotas, capital controls or tariffs, whether adopted by non-governmental bodies, individual governments or addressed by regional trade blocs, may affect the demand for our battery cells, impact our competitive position or prevent us from being able to sell products to certain customers or in certain countries. The implementation of more protectionist trade policies, such as more detailed inspections, higher tariffs, or new barriers to entry, in countries where we sell products could negatively impact our business, prospects and results of operations. For example, a government’s adoption of trade sanctions or “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations.

Possible new tariffs on materials and components used to manufacture our battery cells could have a material adverse effect on our business.

Our business is dependent on the availability of components necessary to develop and manufacture our battery cells, particularly cathode and anode materials. Although we expect to obtain such components from Norwegian or other Nordic suppliers, it may be necessary to develop relationships with suppliers in other regions. Any tariffs imposed on the import of components to Norway could lead to price fluctuations and periodic delays in the delivery of such components. Disruptions in the supply of components could temporarily impair our ability to manufacture battery cells or require us to pay higher prices in order to obtain these materials or components from other sources, which could affect our business, prospects and results of operations.

From time to time, we may be involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.

We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters, and employment matters. For example, we will be using 24M’s process technology and receiving services from 24M under an existing licensing agreement. Any disagreements or disputes with 24M that arise under the licensing agreement or otherwise may impede our ability to maximize the benefits of this partnership and slow the development of our battery plants.

It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation.

Risks Relating to the Investment

Sales of a substantial number of our securities in the public market following the Business Combination could adversely affect the market price of our ordinary shares.

The sale of our ordinary shares in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our ordinary shares. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

7,187,500 Ordinary Shares of FREYR Battery issued in connection with the Business Combination in exchange for

7,187,500 Class B ordinary shares of Alussa initially purchased by the Sponsor in a private placement prior to Alussa’s initial public offering (the “Founder Shares”) and 10,250,000 warrants continue to be held by Alussa’s holders of Founder Shares prior to the Alussa initial public offering, including the Sponsor (the “Initial Shareholders”) following the Business Combination, except for the 500,000 warrants that have been transferred by the Sponsor to certain of FREYR’s management and representatives. Ordinary Shares exchanged for the Founder Shares are subject to a one-year lock up restriction following the Second Closing Date, subject to the possible early release of such shares in the event (i) the closing price of the FREYR Ordinary Shares exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalization and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Second Closing Date or (ii) we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Furthermore, such warrants held by Alussa’s Initial Shareholders and shares issuable upon conversion of such warrants are subject to a 30 day lock up restriction following the Second Closing. After the lock-up period expires, these securities will become eligible for future sale in the public market. Additionally, certain Ordinary Shares issued in connection with the PIPE Investment will not be subject to lock up restrictions. Sales of a significant number of these securities in the public market, or the perception that such sales could occur, could reduce the market price of our ordinary shares.

In addition, the Ordinary Shares reserved for future issuance under the 2021 Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. 10% of the total aggregate number of our shares issued and outstanding as of immediately after the Second Closing Date have been reserved for future issuance under the 2021 Plan. We are expected to file one or more registration statements on Form S-8 under the Securities Act to register Ordinary Shares or securities convertible into or exchangeable for Ordinary Shares issued pursuant to the 2021 Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The initial registration statement on Form S-8 is expected to cover Ordinary Shares.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of Ordinary Shares issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding Ordinary Shares. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Following the Business Combination, our executive officers, directors and their affiliates as a group own approximately 25.06% of our outstanding ordinary shares. As a result, these shareholders are able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, any amendment of our articles and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

We qualify as an “emerging growth company” and a “smaller reporting company” and benefit from reduced disclosure requirements. We cannot be certain if such reduced disclosure requirements will make our ordinary shares less attractive to investors and make it more difficult to compare our performance with other public companies.

We qualify as an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K, and intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” or “smaller reporting companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of exemptions applicable to “emerging growth companies” for so long as we are an “emerging growth company,” which is until the earliest of (i) the last day of the fiscal year in which the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the completion of the Business Combination. We may take advantage of exemptions applicable to “smaller reporting companies” for as long as we are a “smaller reporting company,” which is as long as either (1) the market value of our ordinary shares held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (2) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. We cannot predict if investors will find our ordinary shares less attractive because we will rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our stock price may be more volatile.

As an “emerging growth company”, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We do not expect to declare any dividends in the foreseeable future.

Given the capital-intensive nature of our proposed business, we does not anticipate declaring any cash dividends to holders of our ordinary shares in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless, and exercise of a significant number of the warrants could adversely affect the market price of our ordinary shares.

We will have the ability to redeem certain outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise the redemption right if the issuance of the Ordinary Shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. Additionally, if a significant number of warrant holders exercise their warrants instead of accepting the nominal redemption price, the issuance of these shares would dilute other equity holders, which could reduce the market price of our ordinary shares.

None of the Private Placement Warrants that were issued concurrently with Alussa’s IPO or any of the warrants issued in connection with the Business Combination in exchange for warrants issued upon the conversion of a working capital loan that may be outstanding, will be redeemable by us so long as they are held by the Sponsor or its permitted transferees. Such redemption would also not apply to any warrants issued in exchange for FREYR Legacy warrants.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

We listed our ordinary shares and warrants on the NYSE under the symbols “FREY” and “FREY WS”, respectively. If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of January 29, 2021, by and among Alussa Energy Acquisition Corp., Alussa Energy Sponsor LLC, FREYR Battery, FREYR AS, ATS AS, Norway Sub 1 AS, Norway Sub 2 AS, Adama Charlie Sub and the major shareholders of FREYR.	S-4	333-254743	2.1	3/26/2021

2.2	Plan of Merger.	S-4	333-254743	2.2	3/26/2021

3.1	Consolidated Articles of Association of FREYR as of July 9, 2021.	8-K	001-40581	3.1	7/13/2021

4.1	Form of Warrant Agreement between Alussa Energy Acquisition Corp., FREYR Battery and Continental Stock Transfer & Trust Company.	S-4/A	333-254743	4.1	5/27/2021

10.1#	Engagement Agreement, dated March 1, 2019, by and between FREYR AS and EDGE Global LLC.	S-4	333-254743	10.1	3/26/2021

10.2#	Amendment to the March 2019 Engagement Agreement, dated July 1, 2020,by and between FREYR AS and EDGE Global LLC.	S-4	333-254743	10.2	3/26/2021

10.3†	License and Services Agreement, entered into on December 15, 2020, between 24MTechnologies, Inc. and FREYR AS.	S-4/A	333-254743	10.3	5/7/2021

10.4†	First Amendment to License and Services Agreement, entered into on January 18, 2021, by and between 24M Technologies, Inc. and FREYR AS.	S-4/A	333-254743	10.4	5/7/2021

10.5	Letter of Intent between FREYR and Mo Industripark AS, dated 20 November 2020 regarding rental of building and first right of refusal for certain areas.	S-4	333-254743	10.5	3/26/2021

10.6	Amendment No. 1 to Letter of Intent between FREYR and Mo Industripark AS, dated 20 November 2020 regarding rental of building and first right of refusal for certain areas.	8-K	001-40581	10.13	7/13/2021

10.7	Amendment No. 2 to Letter of Intent between FREYR and Mo Industripark AS, dated 31 October 2021 regarding rental building and right of first refusal for certain areas.	S-1	333-258607	10.40	8/9/2021

10.8	Rental Agreement for building “Kamstålbygget” in Mo i Rana, Norway, dated July 19, 2021.	S-1	333-258607	10.40	8/9/2021

10.9	Rental Agreement for outdoor areas of building “Kamstålbygget” in Mo i Rana, Norway dated July 19, 2021.	S-1	333-258607	10.41	8/9/2021

10.10#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Einar Kilde.	S-4/A	333-254743	10.6	5/7/2021

10.11#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Steffen Føreid.	S-4/A	333-254743	10.7	5/7/2021

10.12#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Tove Nilsen Ljungquist.	S-4/A	333-254743	10.8	5/7/2021

10.13#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Ryuta Kawaguchi.	S-4/A	333-254743	10.9	5/7/2021

10.14#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Are Brautaset.	S-4/A	333-254743	10.10	5/7/2021

10.15#	Employment Agreement entered into on May 26, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Jan Arve Haugan.	S-4/A	333-254743	10.11	5/7/2021

10.16#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Hege Marie Norheim.	S-4/A	333-254743	10.12	5/7/2021

10.17#	Employment Agreement entered into on May 14, 2021 between FREYR Battery and Gery Bonduelle.	S-4/A	333-254743	10.13	5/7/2021

10.18#	Consultancy Agreement entered into on May 14, 2021 between FREYR Battery and Peter Matrai.	S-4/A	333-254743	10.14	5/7/2021

10.19#	Employment Agreement entered into on April 15, 2021 between FREYR AS and Kunwoo Lee.	S-4/A	333-254743	10.15	5/7/2021

10.20#	Employment Agreement entered into on June 16, 2021 between FREYR AS and Tom Einar Jensen.	8-K	001-40581	10.24	7/13/2021

10.21#	Executive Chairman Agreement entered into on June 6, 2021 between FREYR Battery and Torstein Dale Sjøtveit.	8-K	001-40581	10.25	7/13/2021

10.22#	FREYR AS Incentive Stock Option Plan, dated November 9, 2019.	S-4	333-254743	10.14	3/26/2021

10.23#	Option agreement by and between FREYR and EDGE Global LLC, dated May 15, 2019.	S-4	333-254743	10.15	3/26/2021

10.24#	Option agreement by and between FREYR and Steffen Føreid, dated July 24, 2020.	S-4	333-254743	10.16	3/26/2021

10.25#	Option agreement by and between FREYR and Tove Nilsen Ljungquist, dated September 30, 2020.	S-4	333-254743	10.17	3/26/2021

10.26#	Option agreement by and between FREYR and Jan Arve Haugan, dated December 31, 2020.	S-4	333-254743	10.18	3/26/2021

10.27#	Form of 2021 Equity Incentive Plan of FREYR.	S-4	333-254743	10.19	3/26/2021

10.28	Investment Agreement by and between FREYR AS and Sumisho Metalex.	S-4	333-254743	10.20	3/26/2021

10.29	Form of Lock-Up Agreement (incorporated by reference to Annex E of FREYR Battery’s Form S-4).	S-4	333-254743		3/26/2021

10.30	Form of Registration Rights Agreement (incorporated by reference to Annex F of FREYR Battery’s Form S-4).	S-4	333-254743		3/26/2021

10.31	Form of Purchaser Shareholder Irrevocable Undertakings (incorporated by reference to Annex H of FREYR Battery’s Form S-4).	S-4	333-254743		3/26/2021

10.32	Form of FREYR Shareholder Irrevocable Undertakings (incorporated by reference to Annex I of FREYR Battery’s Form S-4).	S-4	333-254743		3/26/2021

10.33	Form of Company Preferred Share Acquisition Agreement (incorporated by reference to Annex J of FREYR Battery’s Form S-4).	S-4	333-254743		3/26/2021

10.34	Equipment Supply Agreement with Mpac Lambert Limited dated July 23, 2021.	S-1	333-258607	10.42	8/9/2021

10.35	Registration Rights Agreement, dated November 25, 2019, by and among Alussa Energy Acquisition Corp. and certain security holders.	8-K	001-39145	10.4	11/29/2019

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for FREYR Battery’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

#Indicates management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.

‡

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREYR BATTERY

Date:	August 12, 2021	By:		/s/ Tom Einar Jensen
			Name:	Tom Einar Jensen
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:		/s/ Steffen Føreid
			Name:	Steffen Føreid
			Title:	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)