Form 10-Q
period 2021-09-30
FREYR Battery
filed 2021-11-15
CIK 1844224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40581

FREYR Battery

(Exact name of Registrant as specified in its charter)

Luxembourg	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of October 22, 2021, the registrant had 116,440,191 ordinary shares, without nominal value, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding FREYR Battery’s future financial performance, as well as our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	Changes adversely affecting the battery industry and the development of existing or new technologies;

●	The effect of the COVID-19 pandemic on our business;

●	Our ability to recognize the benefits of the Business Combination (as defined herein), which may be affected by, among other things, competition and our ability to grow and manage growth profitably;

●	The failure of 24M Technologies, Inc. (“24M”) technology or our batteries to perform as expected;

●	24M or other future counterparties will provide similar licenses to other manufacturers which will increase our competition;

●	Our ability to manufacture battery cells and to develop and increase our production capacity in a cost-effective manner;

●	The electrification of energy sources does not develop as expected, or develops more slowly than expected;

●	Technological developments in existing technologies or new developments in competitive technologies that could adversely affect the demand for our battery cells;

●	General economic conditions;

●	Increases in the cost of electricity or raw materials and components;

●	Our ability to protect our intellectual property;

●	Changes in applicable laws or regulations, including environmental and export control laws;

●	Our ability to retain key employees;

ii

●	Our business strategy and plans;

●	Our ability to target and retain customers and suppliers;

●	The failure to build our finance infrastructure and improve our accounting systems and controls;

●	Our ability to assert, enforce and otherwise protect against unauthorized use of intellectual property rights licensed from 24M, which could result in our competitors using the intellectual property to offer products;

●	The outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims;

●	Whether and when we might pay dividends;

●	Our ability to source materials from an ethically- and sustainably-sourced supply chain;

●	The result of future financing efforts;

●	The cost-competitiveness, carbon footprint, energy density and charge-rates of our batteries;

●	The timing, capacity, configurations and locations of our battery factories and production lines;

●	The planned construction and production dates for the customer qualification plant and the planned construction period for each of our Gigafactories;

●	The cost to build the customer qualification plant and the Gigafactories;

●	Our expectations for our general and administrative expenses;

●	Our expectations about market supply, demand and other dynamics, including the number of industrial-scale battery manufacturing facilities in Norway, supply costs, regulatory developments, increased globalization, consolidation in the automotive and energy industries; The use and mix of lithium-nickel-manganese-oxide and lithium-iron-phosphate battery chemistries, including shifts in the battery chemistry mix due to conversations with potential customers;

●	The market segments that we will initially target;

●	Whether we will successfully enter into or obtain, and the impact of failing to sign or obtain, customer offtake agreements, necessary consents, other commercial agreements, permits or licenses in a timely manner or at all;

●	Our ability to enter successful joint venture partnerships and licensing arrangements; and

●	Our ability to commercialize 24M and other technology.

Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.

iii

Part I - Financial Information

Item 1. Financial Statements.

FREYR BATTERY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	As of September 30,	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$622,582	$14,749
Restricted cash	879	196
Prepaid assets	6,486	464
Other current assets	709	442
Total current assets	630,656	15,851
Property and equipment, net	5,606	80
Other long-term assets	11	-
Total assets	$636,273	$15,931
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$3,147	$888
Accrued liabilities	9,286	2,153
Accounts payable and accrued liabilities - related party	1,040	322
Redeemable preferred shares	-	7,574
Deferred income	1,387	-
Total current liabilities	14,860	10,937
Warrant liability	38,438	-
Other long-term liabilities	-	38
Total liabilities	53,298	10,975
Commitments and contingencies (Note 6)
Shareholders’ equity
Additional paid-in capital	658,868	15,183
Accumulated other comprehensive income	334	658
Accumulated deficit	(76,227)	(10,885)
Total shareholders’ equity	582,975	4,956
Total liabilities and shareholders’ equity	$636,273	$15,931

See accompanying notes to condensed consolidated financial statements

FREYR BATTERY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and per Share Amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$30,027	$1,666	$46,191	$3,453
Research and development	5,257	283	11,209	371
Depreciation	30	4	54	10
Total operating expenses	35,314	1,953	57,454	3,834
Loss from operations	(35,314)	(1,953)	(57,454)	(3,834)
Other income (expense):
Redeemable preferred shares fair value adjustment	-	-	75	-
Interest income	51	-	59	-
Warrant liability fair value adjustment	(11,173)	(350)	(11,173)	(575)
Convertible notes fair value adjustment	-	(165)	-	(199)
Interest expense	(1)	(11)	(1)	(53)
Foreign currency transaction (loss) gain	1,015	4	827	-
Other income	3	6	2,325	277
Loss before income taxes	(45,419)	(2,469)	(65,342)	(4,384)
Income tax expense	-	-	-	-
Net loss	(45,419)	(2,469)	(65,342)	(4,384)

Other comprehensive income (loss):
Foreign currency translation adjustments	(558)	(23)	(324)	106
Total comprehensive loss	$(45,977)	$(2,492)	$(65,666)	$(4,278)

Basic and diluted weighted-average ordinary shares outstanding	108,713,120	32,975,533	61,466,975	25,321,078
Basic and diluted net loss attributable to ordinary shareholders (Note 14)	$(0.42)	$(0.07)	$(1.06)	$(0.17)

See accompanying notes to condensed consolidated financial statements

FREYR BATTERY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2020	21,250,776	$-	$335	$(4)	$(1,280)	$(949)
Net loss	-	-	-	-	(895)	(895)
Other comprehensive income	-	-	-	246	-	246
Balance as of March 31, 2020	21,250,776	$-	$335	$242	$(2,175)	$(1,598)
Capital contributions from Rana municipality, net of issuance costs	938,074	-	995	-	-	995
Net loss	-	-	-	-	(1,020)	(1,020)
Other comprehensive income	-	-	-	(117)	-	(117)
Balance as of June 30, 2020	22,188,850	$-	$1,330	$125	$(3,195)	$(1,740)
Capital Contributions, net of issuance costs	14,868,057	-	12,259	-	-	12,259
Share-based compensation expense	-	-	447	-	-	447
Net loss	-	-	-	-	(2,469)	(2,469)
Other comprehensive income	-	-	-	(23)	-	(23)
Balance as of September 30, 2020	37,056,907	$-	$14,036	$102	$(5,664)	$8,474

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2021	37,452,359	$-	$15,183	$658	$(10,885)	$4,956
Share-based compensation expense	-	-	4,617	-	-	4,617
Net loss	-	-	-	-	(11,887)	(11,887)
Other comprehensive income	-	-	-	57	-	57
Balance as of March 31, 2021	37,452,359	$-	$19,800	$715	$(22,772)	$(2,257)
Share-based compensation expense	-	-	528	-	-	528
Net loss	-	-	-	-	(8,036)	(8,036)
Other comprehensive income	-	-	-	177	-	177
Balance as of June 30, 2021	37,452,359	$-	$20,328	$892	$(30,808)	$(9,588)
Share-based compensation expense	-	-	8,349	-	-	8,349
Norway Demerger	-	-	(2,897)	-	-	(2,897)
Issuance of ordinary shares in settlement of FREYR Legacy preferred shares	1,489,500	-	14,895	-	-	14,895
PIPE Investment, net of transaction costs	60,000,000	-	579,000	-	-	579,000
Business Combination, net of redemptions and transaction costs	17,498,332	-	39,192	-	-	39,192
Net loss	-	-	-	-	(45,419)	(45,419)
Other comprehensive income	-	-	-	(558)	-	(558)
Balance as of September 30, 2021	116,440,191	$-	$658,868	$334	$(76,227)	$582,975

See accompanying notes to condensed consolidated financial statements

FREYR BATTERY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(65,342)	$(4,384)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	14,367	447
Depreciation	54	10
Redeemable preferred shares fair value adjustment	(74)	-
Foreign currency transaction loss on redeemable preferred shares	28	-
Warrant liability fair value adjustment	11,173	575
Convertible notes fair value adjustment	-	199
Other	(82)	81
Changes in assets and liabilities:
Prepaid assets	(6,065)	(66)
Other current assets	(236)	129
Accounts payable and accrued liabilities	8,365	(385)
Accounts payable and accrued liabilities - related party	738	11
Deferred income	1,431	-
Other long-term liabilities	-	7
Net cash used in operating activities	(35,643)	(3,376)
Cash flows from investing activities
Purchases of property and equipment	(4,099)	(35)
Purchases of other long-term assets	(12)	-
Net cash used in investing activities	(4,111)	(35)
Cash flows from financing activities
Proceeds from Business Combination	70,836	-
Proceeds from PIPE Investment	600,000	-
Capital contributions - ordinary shares	-	12,349
Issuance cost	(26,334)	(799)
Proceeds from issuance of redeemable preferred shares	7,500	-
Payments for the Norway Demerger	(3,002)	-
Proceeds from issuance of convertible debt	-	1,104
Proceeds from issuance of convertible debt - related party	-	427
Payments related to convertible debt	-	(125)
Net cash provided by financing activities	649,000	12,956
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(730)	3
Net increase in cash, cash equivalents, and restricted cash	608,516	9,548
Cash, cash equivalents, and restricted cash at beginning of period	14,945	257
Cash, cash equivalents, and restricted cash at end of period	$623,461	$9,805

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$622,582	$9,740
Restricted cash	879	65
Cash, cash equivalents, and restricted cash	$623,461	$9,805

See accompanying notes to condensed consolidated financial statements.

FREYR Battery

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Description of the Business

FREYR Battery (the “Company”, “FREYR”, or “we”) was incorporated as a public limited liability company (“société anonyme”) under the laws of Grand Duchy of Luxembourg on January 20, 2021. Pursuant to the business combination agreement (the “BCA”) entered into to effect a merger between Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”) and FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”) (the “Business Combination”), the Company was formed to complete the Business Combination and related transactions and carry on the business of FREYR Legacy. FREYR serves as the successor entity to FREYR Legacy, the predecessor entity.

FREYR’s mission and vision are to accelerate the decarbonization of the transportation sector and energy systems by delivering some of the world’s cleanest and most cost-effective batteries. FREYR aims to produce some of the most cost-competitive batteries with the lowest carbon footprints, which could further support the acceleration of the energy transition. FREYR is currently working to develop an application of its in-licensed technology and planning the building of the battery factories in Mo i Rana, Norway. Following the investment decision of the Customer Qualification Plant (“CQP”), preparatory work is on-going in Mo i Rana, Norway. The CQP production line will be based on our in-licensed technology from 24M. As of September 30, 2021, FREYR has not derived revenue from its principal business activities. FREYR will initially target energy storage systems (“ESS”), marine applications, commercial vehicles and electric vehicles (“EV”) with slower charge requirements, and then plans to target additional markets, including consumer EVs, through both licensing and joint venture models. FREYR plans to produce faster charge battery cells for the broader consumer EV segment through the 24M platforms, as well as through the joint venture business model and potentially additional licensing partnerships.

On July 9, 2021, FREYR consummated the Business Combination with FREYR Legacy and Alussa pursuant to the terms of the BCA dated January 29, 2021, by and between the Company, FREYR Legacy, Alussa, Alussa Energy Sponsor LLC (“Sponsor”), ATS AS (“Shareholder Representative”), Norway Sub 1 AS, a private limited liability company organized under the laws of Norway (“Norway Merger Sub 1”), Norway Sub 2 AS, a private limited liability company organized under the laws of Norway (“Norway Merger Sub 2”), Adama Charlie Sub, a Cayman Islands exempted company (“Cayman Merger Sub”) and the shareholders of FREYR Legacy named therein (the “Major Shareholders”).

Pursuant to the terms of the BCA, among other things (a) FREYR Legacy’s wind farm business was transferred to Sjonfjellet Vindpark Holding AS (“SVPH”), a private limited liability company incorporated by way of a Norwegian demerger (the “Norway Demerger”), resulting in such business becoming held by FREYR Legacy’s shareholders through SVPH, (b) Alussa merged with and into Cayman Merger Sub, with Alussa continuing as the surviving entity and a wholly owned subsidiary of FREYR (the “Cayman Merger” and the “First Closing”), (c) following the First Closing, Alussa distributed all of its interests in Norway Merger Sub 1 to FREYR, (d) FREYR Legacy merged with and into Norway Merger Sub 2, with Norway Sub 2 continuing as the surviving entity (the “Norway Merger”), (e) FREYR acquired all preferred shares of Norway Merger Sub 1 (which were issued in exchange for the FREYR Legacy redeemable preferred shares as a part of the Norway Merger) from certain former holders of FREYR Legacy redeemable preferred shares in exchange for a number of newly issued shares of FREYR and (f) Norway Merger Sub 1 merged with and into FREYR, with FREYR continuing as the surviving entity (the “Cross-Border Merger”) (the events in (d), (e) and (f), the “Second Closing”). In connection with the consummation of the transactions contemplated by the BCA, FREYR Legacy and Alussa became wholly-owned subsidiaries of FREYR. Following the First Closing on July 7, 2021, the Company’s ordinary shares and warrants began trading on the New York Stock Exchange.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Alussa was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the following factors: (i) FREYR Legacy’s existing operations comprise the ongoing operations of the combined company, (ii) FREYR Legacy’s senior management comprises the senior management of the combined company and (iii) no shareholder has control of the board of directors or a majority voting interest in the combined company. In accordance with guidance applicable to these circumstances, the Business Combination was treated as the equivalent of FREYR issuing shares for the net assets of Alussa, accompanied by a recapitalization. The net assets of Alussa were stated at historical cost, with no goodwill or other intangible assets recorded.

As a result, the condensed consolidated financial statements included herein reflect (i) the historical operating results of FREYR Legacy prior to the Business Combination, (ii) the combined results of the Company, FREYR Legacy and Alussa following the closing of the Business Combination, (iii) the assets and liabilities of FREYR Legacy at their historical cost, (iv) the assets and liabilities of the Company and Alussa at their historical cost, which approximates fair value, and (v) the Company’s equity structure for all periods presented.

In accordance with ASC 805 guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the closing date, to reflect the number of shares of the Company’s ordinary shares issued to FREYR Legacy’s shareholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to FREYR Legacy’s ordinary shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein.

Certain prior period balances and amounts have been reclassified to conform with the current period presentation in the condensed consolidated financial statements and the accompanying notes.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of its warrant liability, among others. The Company bases these estimates on historical experiences and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Unaudited Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the interim condensed consolidated statements of shareholders’ equity for the nine months ended September 30, 2021 and 2020, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period. Although the consolidated balance sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements as of December 31, 2020, these interim condensed consolidated financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements.

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

Private Warrants

The Company evaluated the Private Warrants, which are discussed in Note 7 - Warrants, in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. The Company concluded that the Private Warrants should be recorded as derivative liabilities on the condensed consolidated balance sheets and measured at fair value at the close of the Business Combination and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss in the period of change.

Public Warrants

The Company evaluated the Public Warrants, which are discussed in Note 7 - Warrants, in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. The Company concluded that the Public Warrants would be equity classified at the close of the Business Combination.

3. Business Combination

As discussed in Note 1 – Business and Basis of Presentation, on July 9, 2021, the Company completed the Business Combination. Immediately prior to the closing of the Business Combination, all outstanding redeemable preferred shares of FREYR Legacy were converted into ordinary shares of the Company. Upon the consummation of the Business Combination, each share of FREYR Legacy issued and outstanding was canceled and converted into the right to receive 0.179038 ordinary shares in the Company (the “Exchange Ratio”).

Upon the closing of the Business Combination, the Company’s articles of association were amended and restated to, among other things, increase the total number of authorized shares to 245,000,000 shares without par value.

In connection with the Business Combination, on January 29, 2021, Alussa and the Company entered into separate subscription agreements with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 60,000,000 ordinary shares (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $600.0 million, in a private placement pursuant to the subscription agreements (the “PIPE Investment”). The PIPE Investment closed simultaneously with the consummation of the Business Combination.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Alussa was treated as the “acquired” company for financial reporting purposes. See Note 1 – Business and Basis of Presentation for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the Company issuing shares for the net assets of Alussa, accompanied by a recapitalization. The net assets of Alussa were stated at historical cost, with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the Business Combination and PIPE Investment to the condensed consolidated statement of cash flows and the condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2021 (in thousands):

Recapitalization
Cash - Alussa trust and cash, net of redemptions	$104,535
Cash - PIPE Investment	600,000
Less: Non-cash net liabilities assumed from Alussa	(25,957)
Less: Transaction costs	(60,386)
Net Business Combination and PIPE Investment	618,192
Add back: Non-cash net liabilities assumed from Alussa	25,957
Add: Accrued transaction costs	353
Net cash contribution from Business Combination and PIPE	$644,502

The number of ordinary shares issued immediately following the consummation of the Business Combination:

Number of Shares
Alussa Class A ordinary shares, outstanding prior to Business Combination	28,750,000
Less: Redemption of Alussa Class A ordinary shares	(18,439,168)
Alussa Class A ordinary shares	10,310,832
Alussa Class B founder ordinary shares	7,187,500
Ordinary shares issued in PIPE Investment	60,000,000
Ordinary shares issued to FREYR Legacy preferred shareholders	1,489,500
Business Combination and PIPE Investment ordinary shares	78,987,832
FREYR Legacy ordinary shares (1)	37,452,359
Total ordinary shares immediately after Business Combination and PIPE Investment	116,440,191

(1)	The number of FREYR Legacy ordinary shares was determined from the 209,196,827 of FREYR Legacy ordinary shares outstanding prior to the closing of the Business Combination converted at the exchange ratio of 0.179038. All fractional shares were rounded down.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Construction in progress	$4,903	$-
Office equipment	773	98
Less: Accumulated depreciation and amortization	(69)	(15)
Less: Foreign currency translation effects	(1)	(3)
Property and equipment, net	$5,606	$80

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Accrued purchases	$4,817	$690
Accrued payroll and payroll related expenses	4,191	518
Accrued share-based compensation expense	-	460
Accrued other operating costs	278	485
Total accrued liabilities	$9,286	$2,153

6. Commitments and Contingencies

Commitments

On December 1, 2020, the Company entered into a definitive licensing and services agreement effective December 15, 2020 with 24M to use its SemiSolidTM lithium-ion battery platform technology in FREYR’s planned facilities in Mo i Rana, Norway. In accordance with this agreement and a letter agreement dated December 18, 2020, the Company has committed to pay $20.0 million for the rights to the production of battery cells based on 24M’s current and future technology, as well as the provision of services to the Company, including technical training of engineers, the provision of information relevant to construct and operate the factory and on-site support. $0.7 million was paid and expensed in 2020 at the signing of the memorandum of understanding prior to entering into a definitive agreement. The Company determined that the remaining $19.3 million payable would be recognized straight-line over the service period through December 31, 2022, which was extended to December 31, 2023 through the first amendment to the definitive agreement dated January 18, 2021. As of December 31, 2020, $0.4 million was accrued related to the agreement. The Company paid $2.5 million on both January 12, 2021 and July 27, 2021, as prescribed by the definitive agreement. As of September 30, 2021, $0.3 million was accrued related to the agreement and the Company’s remaining commitment was $14.3 million, payable upon the financial close of the Company’s commercial facility, but no later than December 31, 2021. In accordance with the definitive agreement, the Company will also pay an ongoing royalty fee based on sales volumes with minimum annual payments of $3.0 million beginning on the three-year anniversary of the effective date. All expenses related to this definitive agreement are recognized as research and development costs within the condensed consolidated statements of operations and comprehensive loss.

The Company entered into agreements with a public Norwegian university to fund professorships and research within the field of energy-efficient battery plants. Under the agreements, the Company has committed to pay NOK 0.7 million annually for four years for a total of NOK 2.8 million to fund the professorships and NOK 1.0 million annually for eight years for a total of NOK 8.0 million to fund the research. As of September 30, 2021, the Company’s remaining commitments were NOK 1.2 million ($0.1 million) and NOK 6.0 million ($0.7 million) to fund the professorships and research, respectively. All expenses related to these agreements are recognized as research and development costs within the condensed consolidated statements of operations and comprehensive loss.

On January 23, 2020, the Company entered into an agreement with the Nordland county municipality related to the mobilization of the battery factory in Mo i Rana. Under the agreement, the Company has committed to pay NOK 0.5 million per year over three years beginning in 2020. As of September 30, 2021, the Company’s remaining commitment was NOK 0.5 million (less than $0.1 million). All expenses related to this agreement are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.

Contingent Liabilities - Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events. In the opinion of management, as of September 30, 2021, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to loss contingencies for asserted legal and other claims. However, the outcome of litigation is inherently uncertain.

7. Warrants

As of September 30, 2021, the Company has 24,625,000 warrants outstanding. As part of the Business Combination, as described in Note 3 – Business Combination, the 14,375,000 public warrants of Alussa were each exchanged for one public warrant in the Company (the “Public Warrants”) and the 10,250,000 private warrants of Alussa were each exchanged for one private warrant in the Company (the “Private Warrants”). The Public and Private Warrants (collectively, “Warrants”) are subject to the terms and conditions of the warrant agreement entered into between Alussa, Continental Stock Transfer & Trust Company and the Company (the “Amended and Restated Warrant Agreement”).

The Warrants entitle the holder thereof to purchase one ordinary share of the Company at a price of $11.50 per share, subject to adjustments. The Warrants may be exercised for a whole number of ordinary shares of the Company. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.

The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by the Company.

The Company may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of the Company’s ordinary shares equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

The Company determined that the Public Warrants are equity classified as they are indexed to the Company’s ordinary shares and qualify for classification within shareholders’ equity. As such, the Public Warrants are presented within additional paid-in capital on the condensed consolidated balance sheets herein. However, the Company determined that the Private Warrants are not considered indexed to the Company’s ordinary shares as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented within warrant liability on the condensed consolidated balance sheets herein. See Note 8 – Fair Value Measurement for further details.

8. Fair Value Measurement

The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and liabilities at fair value on a recurring basis according to the valuation techniques the Company uses to determine their fair value (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant Liabilities	$-	$-	$38,438	$38,438
Total fair value	$-	$-	$38,438	$38,438

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Redeemable Preferred Shares	$-	$-	$7,574	$7,574
Total fair value	$-	$-	$7,574	$7,574

As of September 30, 2021 and December 31, 2020, the carrying value of all other financial assets and liabilities approximated their respective fair values.

As of September 30, 2021 and December 31, 2020, the Company measured its Private Warrants and redeemable preferred shares, respectively, at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the Private Warrants and preferred shares used assumptions and estimates that the Company believed would be made by a market participant in making the same valuation. Changes in the fair value of the preferred shares related to updated assumptions and estimates were recognized as a redeemable preferred shares fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the Private Warrants related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the condensed consolidated statements of operations and comprehensive loss.

Private Warrants

The Private Warrants outstanding on September 30, 2021 were valued using the Black-Scholes option pricing model. No Private Warrants were outstanding on December 31, 2020 as they were issued by the Company as part of the Business Combination. See Note 7 – Warrants above for further detail. The Company’s use of the Black-Scholes option pricing model for the Private Warrants as of September 30, 2021 required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Constant Maturity Treasury yield, which was commensurate with the contractual terms of the Private Warrants, which expire on the earlier of (i) five years after the completion of the Business Combination or July 9, 2026 and (ii) redemption or liquidation. An increase in the risk-free interest rate in isolation, would result in an increase in the fair value measurement of the Private Warrants and vice versa.

●	The expected term was determined to be 4.78 years as of September 30, 2021, given the expiration of the Private Warrants as noted above. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the Private Warrants and vice versa.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly traded companies as determined based on the size and industry. An increase in expected volatility, in isolation, would result in an increase in the fair value measurement of the Private Warrants and vice versa.

Using this approach, an exercise price of $11.50 and a share price of $9.87, the Company determined that the fair value of the Private Warrants was $38.4 million as of September 30, 2021.

Preferred Shares

The preferred shares outstanding on December 31, 2020 were valued using a scenario-based framework. No preferred shares were outstanding on September 30, 2021 as they were settled as part of the Business Combination. See Note 1 – Business and Basis of Presentation and Note 3 – Business Combination for further detail. Within each scenario, an income approach, specifically the discounted cash flow approach, was utilized based on the expected payoffs upon the conversion or redemption event, the estimated yield and the expected probability of occurrence, which management determined was a significant assumption. Using this approach, FREYR Legacy determined that the fair value of the redeemable preferred shares was $7.6 million as of December 31, 2020. FREYR Legacy noted that a change in the weighting of the expected forms of settlement would result in a change to the fair value ascribed to the redeemable preferred shares. See Note 9 – Redeemable Preferred Shares for further discussion.

2020 Convertible Notes

During 2020, FREYR Legacy issued the 2020 Convertible Notes, of which seven were issued to third-party investors and two were issued to related parties. FREYR Legacy elected to apply the fair value option to the 2020 Convertible Notes at the time they were first recognized. On July 2, 2020 and July 8, 2020, the 2020 Convertible Notes were settled. Prior to settlement, the 2020 Convertible Notes were valued using a scenario-based framework. This analysis assumed two scenarios that were weighted based on the likelihood of occurrence, one in which a qualified financing event occurred and the other in which no qualified financing event occurred and the 2020 Convertible Notes were redeemed at maturity.

Warrant Liability (Settled in 2020)

On June 10, 2019, FREYR Legacy entered into an agreement with a third-party investor (the “Investment Agreement”) to issue warrants in exchange for the investor funding cash investments in tranches to support FREYR Legacy’s two battery projects for the period from the effective date of the agreement through September 30, 2021. The warrant liability was initially valued using a scenario-based framework that assumed varying levels of tranches of investments and the related equity valuation, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. As of June 30, 2020, FREYR Legacy measured its warrant liability using the indicated transaction price for the private placement that was finalized shortly after period end. This change in the valuation methodology was a result of the availability of inputs corroborated by an observable market transaction, which caused it to be classified as a Level 2 measurement within the fair value hierarchy. As of September 30, 2020, and through settlement on November 23, 2020, FREYR Legacy measured the fair value of the warrant liability based on inputs corroborated by observable market transactions using the over-the-counter (“OTC”) trading price. The warrant liability was settled on November 23, 2020.

The following table presents changes in the Level 3 instruments measured at fair value for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	For the nine months ended September 30, 2021
	Private Warrants	Redeemable preferred shares	2020 Convertible Notes	Warrant liability
Balance (beginning of period)	$-	$7,574	$-	$-
Additions	27,265	7,500	-	-
Fair value measurement adjustments	11,173	(74)	-	-
Settlements	-	(15,000)	-	-
Balance (end of period)	$38,438	$-	$-	$-

	For the nine months ended September 30, 2020
	Private Warrants	Redeemable preferred shares	2020 Convertible Notes	Warrant liability
Balance (beginning of period)	$-	$-	$-	$93
Additions	-	-	1,531	76
Accrued interest	-	-	33	-
Fair value measurement adjustments	-	-	199	233
Foreign currency exchange effects	-	-	2	(6)
Transfer to Level 2	-	-	-	(396)
Settlements	-	-	(1,765)	-
Balance (end of period)	$-	$-	$-	$-

9. Redeemable Preferred Shares

On November 11, 2020, 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 71.5 million ($7.5 million) to two affiliates of Alussa in exchange for a cash contribution of $7.5 million (the “Preferred Share Preference Amount”). Concurrently, FREYR Legacy issued 92,500,000 warrants that were subscribed together with the preferred shares and considered an embedded feature as they were not separately exercisable. FREYR Legacy determined that the preferred shares and warrants should be considered a single financial instrument and recognized as a liability within the condensed consolidated balance sheets. As such, the liability was measured at fair value and was subsequently remeasured at each reporting date with changes being recorded as a redeemable preferred shares fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2020, the fair value of the preferred shares and warrants was $7.6 million. See Note 8 – Fair Value Measurement for further information on the preferred shares and warrants.

On February 16, 2021, an additional 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 64.1 million ($7.5 million) to three affiliates of Alussa in exchange for a Preferred Share Preference Amount of $7.5 million. As part of the Business Combination and subsequent to the Norway Demerger, the FREYR Legacy preferred shares were repurchased by the Company at an adjusted Preferred Share Preference Amount of $14.9 million and the holders received 1,489,500 ordinary shares of the Company. No preferred shares exist as of September 30, 2021.

10. Shareholders’ Equity

Ordinary Shares

As of September 30, 2021, 245,000,000 ordinary shares without par value are authorized. Holders of ordinary shares are entitled to receive dividends when, as, and if, declared by the Company’s Board of Directors. As of September 30, 2021, the Company has not declared any dividends. The holder of each ordinary share is entitled to one vote per share. As of September 30, 2021, there are 116,440,191 ordinary shares outstanding.

Employee Awards – 2019 Plan

FREYR Legacy had an Incentive Stock Option Plan (the “2019 Plan”) issued on September 11, 2019. According to the 2019 Plan, options or warrants could be granted to eligible employees, and a total of 895,190 ordinary shares could be issued pursuant to the exercise of options and warrants granted. On December 1, 2020, the board of directors approved to increase the amount of ordinary shares to be issued under the 2019 Plan by 895,190 ordinary shares.

Under the 2019 Plan, FREYR Legacy issued offer letters to 33 employees. Each offer letter provided a grant schedule including the number of options or warrants (“awards”) to be granted on each grant date, the vesting date and the exercise period. For 29 of the employees, the options or warrants were determined to be granted on a quarterly basis over a two-year period and could be exercised at the earliest three years and at the latest five years after the date of the first legal grant date. The options granted to three of FREYR Legacy’s executives were determined to vest based on service-based conditions for a portion of the awards and upon service-based conditions and the achievement of a liquidity-event-driven performance condition for the remainder of the awards. In the event of a change of control, defined as a corporate transaction involving 50% or more of the combined voting power of the equity interests in FREYR Legacy, the stock options and warrants and performance stock options and warrants already granted or earmarked for an employee’s first year of employment would vest immediately, given that the employee’s employment contract had not been terminated.

In accordance with ASC 718, Stock-Based Compensation, the grant date should be the date at which an employer and an employee reach a mutual understanding of the key terms and conditions of a share-based payment award. In addition, individual awards that are subject to approval by the board of directors, management, or both are not deemed to be granted until all such approvals are obtained.

On January 29, 2021, FREYR Legacy entered into the BCA, which was simultaneously approved by the board of directors. See Note 1 – Business and Basis of Presentation and Note 3 – Business Combination for further information on the BCA and related Business Combination. Pursuant to the BCA, the exercise prices for certain employee awards that were not previously known were established. As such, a grant date for accounting purposes was achieved for these employee awards as there was a mutual understanding of the terms and conditions. However, the board of directors did not have the requisite authorization to settle the equity awards in ordinary shares. As such, the employee awards were initially treated as cash-settled liability awards as of January 29, 2021. On February 16, 2021, the share settlement of the employee awards was approved by FREYR Legacy’s shareholders at an extraordinary general meeting, and as a result, the awards were reclassified from liability to equity. Furthermore, on February 16, 2021, FREYR Legacy’s share-based compensation liability of less than $0.1 million recognized in other long-term liabilities as of December 31, 2020 related to these employee awards was reclassified to equity. In addition to establishing a mutual understanding of the key terms and conditions for certain employee awards, the BCA also established a performance condition that would adjust the exercise price of certain options and warrants upon the close of the Business Combination. As such, prior to the Business Combination, the total cumulative share-based compensation expense recognized for the employee awards was based on the fair value of the awards estimated at the grant date for the condition or outcome that was actually satisfied, that is, the service-based condition or the liquidity-event-driven performance condition, which was previously determined to be improbable. As a result of the consummation of the Business Combination on July 9, 2021, the performance condition was met. As such, the employee awards vested immediately on July 9, 2021 in accordance with the BCA and share-based compensation was recognized by the Company for the remaining unrecognized fair value of the employee awards subject to the performance condition. Share-based compensation expense is recognized separately in general and administrative expense and research and development expense within the condensed consolidated statements of operations and comprehensive loss.

Employee Awards – 2021 Plan

The Company has a Long-Term Incentive Plan (the “2021 LTIP”) that was issued on July 9, 2021. According to the 2021 LTIP, at the discretion of the board of directors, but at least on an annual basis, stock options may be granted to eligible employees.

As of September 30, 2021, the Company has issued offer letters to 65 employees under the 2021 LTIP. Each offer letter outlines the number of options granted on each grant date, the exercise price, and the vesting date. All options granted were determined to vest annually in equal thirds and can be exercised up to five years after the grant date. There are no performance requirements for vesting except that the share price must exceed the exercise price and the individual must remain employed. Under the 2021 LTIP, all unvested options will be accelerated and vest immediately upon occurrence of a change of control where more than 50% of the ownership of FREYR Battery comes under control of a shareholder group or group of shareholders acting together.

The following table sets forth the activity relating to the employee options and warrants outstanding under the 2019 Plan and 2021 LTIP for the nine months ended September 30, 2021 (aggregate intrinsic value in thousands):

Nine Months Ended September 30, 2021	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Awards outstanding at beginning of period	179,037	$0.99	4.75	$973
Awards granted	2,328,450	$7.32	4.72	$5,946
Awards outstanding at end of period	2,507,487	$6.79	4.38	$7,713
Awards exercisable at end of period	1,011,464	$2.81	3.96	$7,138

Assumptions used to determine the fair value of employee awards under the 2019 Plan using the Black-Scholes-Merton option pricing model are as follows:

	Nine Months Ended September 30, 2021
	Range of Assumptions
Grant date fair value per warrant or option	$3.67	-	$11.08
Valuation assumptions:		-
Expected term (years)	4.12	-	4.88
Expected volatility	45.50%	-	46.93%
Expected dividend yield	0.00%	-	0.00%
Risk-free interest rate	-0.66%	-	-0.58%

The expected option and warrant terms were calculated using the remaining contractual term as the employee awards were deeply in-the-money as of the valuation date. The expected volatilities were derived from the average historical daily stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected terms of the share-based awards. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rates were based on the AAA-Rated Euro Area Central Government Bond Yields.

Assumptions used to determine the fair value of employee options under the 2021 LTIP using a lattice option pricing model are as follows:

	Nine Months Ended September 30, 2021
	Range of Assumptions
Grant date fair value per option	$3.26	-	$3.41
Valuation assumptions:		-
Expected volatility	49.70%	-	50.80%
Expected dividend yield	0.00%	-	0.00%
Risk-free interest rate	0.78%	-	0.82%

As the awards were issued out-of-the-money, an assumption was made that the holders would choose to exercise when a certain exercise ratio was achieved of share price over exercise price, upon which the expected life was calculated. The expected volatilities were derived from the average historical daily stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected terms of the share-based awards. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rates were based on the US Treasury Rates.

The fair value of employee awards which vested during the three and nine months ended September 30, 2021 was $8.9 million. No options vested during the three and nine months ended September 30, 2020. Compensation expense recorded for the employee awards in general and administrative for the three and nine months ended September 30, 2021 was $6.6 million and $7.4 million, respectively. Compensation expense recorded for the employee awards in research and development for the three and nine months ended September 30, 2021 was $1.7 million. For the three and nine months ended September 30, 2020, compensation expense was $0.5 million. As of September 30, 2021, unrecognized compensation expense related to non-vested share-based compensation arrangements was $4.9 million. The expense is expected to be fully recognized over a period of 2.8 years.

CEO Option Awards

On June 16, 2021, the Chief Executive Officer (“CEO”) of FREYR Battery entered into a stock option agreement, as an appendix to an employment agreement, effective upon the consummation of the Business Combination. Under the stock option agreement, the CEO was awarded 850,000 options to acquire shares in FREYR Battery at an exercise price of $10.00 (the “CEO Option Awards”). The CEO Option Awards are subject to the board of directors’ assessment of the CEO’s performance pursuant to nine KPIs, which will occur during Q1 2022 and Q1 2023. The performance of each KPI will award the CEO with 1/9 of the maximum options. For each KPI, options that are confirmed in Q1 2022 will vest in equal thirds on December 31, 2022, September 30, 2023 and June 1, 2024. Options that are confirmed in Q1 2023 will vest in equal halves on September 30, 2023 and June 1, 2024. Failure to perform a KPI will reduce the maximum conditionally awarded options pro rata and preclude the KPI from subsequently being earned by the CEO.

The CEO Option Awards were determined to be granted on July 13, 2021 and compensation cost will be recognized if and when the Company concludes that it is probable that the performance condition will be achieved. As of September 30, 2021, no compensation expense has been recognized for the three or nine months ended September 30, 2021.

Nonemployee Awards – Related Party

On March 1, 2019, FREYR Legacy entered into a consulting agreement with EDGE Global LLC (“EDGE”) for FREYR Legacy’s CEO and Chief Commercial Officer to be hired in to perform certain services related to leadership, technology selection and operational services (the “2019 EDGE Agreement”). Per the 2019 EDGE Agreement, FREYR Legacy agreed to issue 1,488,801 warrants to EDGE equaling 6.5% of the total outstanding shares of FREYR Legacy as of the effective date of the 2019 EDGE Agreement. On July 8, 2020, FREYR Legacy resolved to issue 1,488,801 warrants to EDGE under the 2019 EDGE Agreement upon the consummation of a New Capital Raise as defined in the 2019 EDGE Agreement. The warrants may be exercised at the latest of May 15, 2024. Each warrant shall give the right to subscribe for one new ordinary share of FREYR Legacy with a subscription price of $0.95 per share.

On September 1, 2020, FREYR Legacy amended the 2019 EDGE Agreement, effective as of July 1, 2020 (the “2020 EDGE Agreement”). This amendment extended the term of the 2019 EDGE Agreement to December 31, 2021, and also set forth the new terms and conditions governing EDGE’s engagement with FREYR Legacy. Under the 2020 EDGE Agreement, FREYR Legacy agreed to issue 687,191 warrants to EDGE. The warrants will vest over an eighteen-month graded vesting period and expire on September 30, 2025. Each warrant provided the right to subscribe for one new ordinary share of FREYR Legacy with a subscription price of $0.99 per share. On September 25, 2020, the board approved the modification of the subscription price to be $1.22 per share. On October 6, 2020, the issuance of warrants was approved by FREYR Legacy’s shareholders at the extraordinary general meeting reclassifying the award from a liability to equity after which the fair value of the award was no longer remeasured. Upon the consummation of the Business Combination, all unvested awards vested immediately. The following table sets forth the activity relating to warrants outstanding for the nine months ended September 30, 2021 (aggregate intrinsic value in thousands):

Nine Months Ended September 30, 2021	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Warrants outstanding at beginning of period	2,176,081	$1.04	3.81	$11,724
Warrants granted	-	$-	-	$-
Warrants outstanding at end of period	2,176,081	$1.04	3.06	$19,224
Warrants exercisable at end of period	2,176,081	$1.04	3.06	$19,224

Assumptions used to determine the fair value of warrants under the EDGE Agreements using the Black-Scholes-Merton option pricing model are as follows:

	July 8, 2020	October 6, 2020
Grant date fair value per warrant	$0.28	$0.39
Valuation assumptions:
Expected term (years)	4.00	2.80
Expected volatility	43.29%	43.10%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	-0.65%	-0.71%

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

The fair value of warrants related to the EDGE Agreement which vested during the three and nine months ended September 30, 2021 was $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2020, the fair value of warrants which vested was less than $0.1 million. Compensation expense recorded for the three and nine months ended September 30, 2021 for the warrants was $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2020, compensation expense was less than $0.1 million. As of September 30, 2021, all compensation expense for the warrants was recognized.

Nonemployee Awards

On December 4, 2020, FREYR Legacy entered into an agreement with a third-party service provider for its support in initiating and enabling high-level discussions with Japanese technology providers with the purpose of entering into license agreements. In accordance with the agreement, FREYR Legacy planned to issue 413,313 warrants as payment-in-kind. Per the agreement, the warrants vest immediately and may be exercised at any time with the latest being September 30, 2023. As of December 31, 2020, as the warrants had yet to be approved by the shareholders, they were treated as cash-settled liability awards. Until the share issuance is approved by the shareholders, the third-party service provider retains a put option to demand cash payment in the amount of EUR 0.4 million ($0.4 million), which was recognized as accrued share-based compensation expense within accrued liabilities in FREYR Legacy’s condensed consolidated balance sheet as of December 31, 2020. On February 16, 2021, FREYR Legacy’s shareholders resolved to issue the 413,313 warrants with an exercise price of NOK 0.01. On March 8, 2021, the warrants were subscribed for by the third-party service provider, and as the put option was no longer in the control of the third-party service provider, the warrants were reclassified from liability to equity and remeasured to the fair value on the date of subscription. As part of this reclassification, the share-based compensation liability of $0.5 million recognized in accrued liabilities as of December 31, 2020 was reclassified to equity. There was no warrant activity for the nine months ended September 30, 2021.

Assumptions used to determine the fair value of warrants using the Black-Scholes-Merton option pricing model are as follows:

March 8, 2021
Grant date fair value per warrant	$10.17
Valuation assumptions:
Expected term (years)	3.00
Expected volatility	49.80%
Expected dividend yield	0.00%
Risk-free interest rate	-0.66%

The expected term is the contractual term per the agreement between the Company and the third-party service provider. The expected volatility was derived from the average historical daily stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected term of the options. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rate was based on the AAA-Rated Euro Area Central Government Bond Yields, as well as the US Treasury Rates.

The fair value of the warrants issued to the third-party service provider which vested during the nine months ended September 30, 2021 was $4.2 million. No warrants vested during the three months ended September 30, 2021 nor the three or nine months ended September 30, 2020. Compensation expense recorded for the three and nine months ended September 30, 2021 for the warrants was nil and $3.7 million, respectively. As of September 30, 2021, all compensation expense was recognized related to the share-based compensation arrangement. There was no compensation expense recorded for the three and nine months ended September 30, 2020.

11. Government Grants

On February 10, 2021, the Company was awarded a grant for research, development and innovation in battery cell technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and purchased research and development. The grant will be paid out over a period of two years. During the three months ended June 30, 2021, an initial grant was made for 50% of the expected grant for 2021. The Company will be required to submit annual expense reports with supporting documentation of costs incurred that must be approved before payment. The grant will cover up to 70% of total expected project costs with 75% being granted upon receipt of the annual expense report and the remaining 25% being paid upon the approval of the final project report and third-party attestation. Although a payment of the initial grant has been received, support for the related expenses will not be approved until the submission of the first annual expense report. As such, as of September 30, 2021, the Company recognized less than $0.1 million as deferred income in the condensed consolidated balance sheet.

On February 12, 2021, the Company was awarded a grant for research, development and innovation in environmental technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and intellectual property, patents and licenses. The grant is paid out in three installments based on meeting certain milestones in the agreement, in which the last milestone is payable after the final project report is approved. The grant is subject to meeting certain business size thresholds and conditions, such as documenting and supporting costs incurred, obtaining a third-party attestation of the Company’s related records and implementing policies that demonstrate good corporate governance. For the portion of any grant received for which costs have not yet been either incurred or supported through the appropriate documentation, the Company recognizes deferred income in the condensed consolidated balance sheets. The first milestone of 30% and second milestone of 50% were met during the three months ended March 31, 2021 and three months ended June 30, 2021, respectively, and payment was received. However, as of September 30, 2021, the appropriate documentation of the financing of project costs and third-party attestation had only occurred for the second milestone. As such, as of September 30, 2021, the Company recognized $1.3 million as deferred income within the condensed consolidated balance sheet. For the three and nine months ended September 30, 2021, nil and $2.3 million was recognized as other income within the condensed consolidated statements of operations and comprehensive loss.

On March 1, 2021, the Company was awarded a grant for the development and construction of the pilot plant in Mo i Rana, Norway. The grant was awarded to assist with the costs incurred associated with payroll, rent and depreciation, research and development costs, costs directly related to the production of the pilot plant and other operating expenses. The grant is paid in arrears upon request based on progress and accounting reports with the last milestone becoming payable after the final project report is approved. The grant is subject to achieving successful financing of the pilot plant and other conditions, such as documenting and supporting costs incurred and obtaining a third-party attestation of the Company’s related records. As of September 30, 2021, the Company had not yet satisfied the requirements and thus has not reduced the carrying amount of the pilot plant by any grant amount.

12. Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the three and nine months ended September 30, 2021 and 2020 as the Company continues to maintain a valuation allowance against its deferred tax assets.

13. Related Party Transactions

EDGE Agreements

The 2019 EDGE Agreement provided that FREYR Legacy shall pay EDGE a monthly retainer fee. See Note 10 – Shareholders’ Equity for further discussion on the warrants agreements between FREYR Legacy and EDGE. Furthermore, the FREYR Legacy agreed to make certain milestone payments to EDGE based on the closing of certain additional financing rounds as defined within the 2019 EDGE Agreement. The 2019 EDGE Agreement was superseded on September 1, 2020 by the 2020 EDGE Agreement which extended the term of the 2019 EDGE agreement to December 31, 2021 and set forth the new terms and conditions governing EDGE’s engagement with FREYR Legacy. On January 18, 2021, the board resolved to terminate the 2020 EDGE Agreement and enter into an employment contract with the continuing CEO and a consulting contract with the prior Chief Commercial Officer, subject to the closing of the Business Combination. See below for further detail on the consulting agreement with the prior Chief Commercial Officer. Pursuant to the termination, EDGE will no longer be eligible to participate in the Company’s targeted management bonus pool.

The expenses incurred in relation to the consulting services provided for the three and nine months ended September 30, 2021 were $4.0 million and $4.3 million, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of nil and less than $0.1 million was recognized in accounts payable and accrued liabilities – related party as of September 30, 2021 and December 31, 2020, respectively.

Consulting Agreement

Concurrent with the consummation of the Business Combination, the Company entered into an agreement with the prior Chief Commercial Officer and current member of the board of directors to provide consulting services to the Company. Per the consulting agreement, the consultant will provide services related to scaling sustainable energy storage, as well as any other services requested by the Company, for a term of three years. During this term, the Company will pay the consultant an annual fee of $0.4 million. Per the agreement, the consultant is also entitled to participate in the Company’s benefit plans made available to senior executives of the Company. The expenses incurred in relation to the consulting services provided for the three and nine months ended September 30, 2021 were $0.1 million. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of less than $0.1 million and nil was recognized in accounts payable and accrued liabilities - related party as of September 30, 2021 and December 31, 2020, respectively.

Metier

In 2020, FREYR Legacy entered into a framework agreement with Metier OEC, which provides for consulting services. The CEO of Metier OEC is the brother of the current Executive Vice President Projects of the Company. The expenses incurred in relation to the consulting services provided for the three and nine months ended September 30, 2021 were $1.1 million and $3.5 million, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of $0.9 million and $0.3 million was recognized in accounts payable and accrued liabilities — related party as of September 30, 2021 and December 31, 2020, respectively.

Convertible Debt

During the nine months ended September 30, 2020, the Company issued 2020 Convertible Notes to two related parties. See Note 8 – Fair Value Measurement for further discussion.

14. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to ordinary shareholders for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to ordinary shareholders - basic and diluted	$(45,419)	$(2,469)	$(65,342)	$(4,384)
Denominator:
Weighted average ordinary shares outstanding - basic and diluted	108,713,120	32,975,533	61,466,975	25,321,078
Net loss per ordinary share:
Basic and diluted	$(0.42)	$(0.07)	$(1.06)	$(0.17)

The following table discloses the outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	As of September 30,
	2021	2020
EDGE warrants	2,176,081	2,176,081
Other nonemployee warrants	413,313	-
Employee options	3,196,391	179,037
Employee warrants	161,096	-
Warrant liability	-	3,992,792
Private Warrants	10,250,000	-
Public Warrants	14,375,000	-
Total	30,571,881	6,347,910

15. Subsequent Events

On October 8, 2021, the Company formed a joint venture with Koch Strategic Platforms (“KSP”) with a 50%/50% ownership structure.  The joint venture has been formed to advance the development of clean battery cell manufacturing in the United States. The joint venture has secured a license from 24M to deploy 24M’s SemiSolidTM platform technology. In conjunction, KSP and the Company has invested $70 million in convertible promissory notes with 24M, under which KSP and the Company will invest $50 million and $20 million, respectively.

Item 2. FREYR BATTERY’S Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “FREYR Battery’s Management’s Discussion and Analysis” of FREYR Battery’s results operations and financial condition should be read in conjunction with the historical audited annual consolidated financial statements as of and for the year ended December 31, 2020 and the unaudited interim condensed consolidated financial statements as of September 30, 2021 and for the nine months ended September 30, 2021 and 2020, and the related respective notes, which are included elsewhere in this Report. The financial information contained herein is taken or derived from such audited annual consolidated financial statements and unaudited interim condensed consolidated financial statements, unless otherwise indicated. The following discussion contains forward-looking statements. FREYR Battery’s actual results could differ materially from those that are discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Report, particularly under “Risk Factors.” Unless the context otherwise requires, all references in this section to “FREYR” refer to FREYR Legacy prior to the Closing and to FREYR Battery following the Closing of the Business Combination.

Overview

Our mission and vision are to accelerate the decarbonization of the transportation sector and energy systems by delivering some of the world’s cleanest and most cost-effective batteries. We aim to produce some of the most cost-competitive batteries with the lowest carbon footprints, which could further support the acceleration of the energy transition. Following the investment decision of the CQP, preparatory work is on-going in Mo i Rana, Norway. The CQP production line will be based on our in-licensed technology from 24M. As of September 30, 2021, we have not derived revenue from our principal business activities. We will initially target electronic storage systems (“ESS”), marine applications, commercial vehicles and electric vehicles (“EVs”) with slower charge requirements, and then plan to target additional markets, including consumer EVs, through both the joint venture model and through the licensing model. We plan to produce faster charge battery cells for the broader consumer EV segment through the 24M platforms, as well as through the joint venture business model and potentially additional licensing partnerships.

FREYR was founded on February 1, 2018 and is incorporated and domiciled in Norway. FREYR Battery’s principal executive offices are located in the Grand Duchy of Luxembourg. As of July 8, 2021, our ordinary shares and warrants now trade publicly on the New York Stock Exchange.

Grants

Innovation Norway

On September 4, 2018, we were awarded a grant of approximately NOK 1.9 million for research, development and innovation by Innovation Norway, an instrument of the Norwegian Government for supporting innovation and developing Norwegian enterprises and industries. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and overhead and operating expenses. The grant was paid out in three installments based on meeting certain milestones in the agreement, in which the last milestone was payable after the final project report was approved. As of December 31, 2020, all milestones for this grant had been achieved.

On March 5, 2020, we were awarded an additional grant of approximately NOK 7.0 million for research, development and innovation by Innovation Norway. Similar to the grant awarded in 2018, the 2020 grant was paid out in three installments based on meeting certain milestones in the agreement, in which the last payment milestone was payable after the final project report was approved. As of December 31, 2020, all milestones for this grant had been achieved.

On February 12, 2021, we were awarded a grant of NOK 39.0 million for research, development and innovation in the environmental technology category by Innovation Norway. This grant has been and will be paid during 2021 and 2022 and follows an evaluation process that started in the fall of 2020. The grant will be paid out in three installments based on meeting certain milestones in the agreement, in which the last payment milestone is payable after the final project report is approved. The grant is subject to certain conditions and will be earned only upon successful completion of these conditions. As of September 30, 2021, the first and second payment milestones had been met and NOK 11.7 million and NOK 19.5 million, respectively, were received. However, as conditions had only been met for income recognition for the second payment, the first payment of NOK 11.7 million ($1.3 million) has been recorded as deferred income.

Nordland Fylkeskommune

On February 10, 2021, we were awarded a grant of NOK 2.5 million from the Regional Nordland Research Fund for research, development and innovation in battery cell technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and purchased research and development. The grant will be paid out over a period of two years. As of September 30, 2021, an upfront payment of NOK 0.5 million was received. However, as conditions had not been met for income recognition, NOK 0.5 million (less than $0.1 million) was recorded as deferred income.

ENOVA

On March 1, 2021, we were awarded a grant of NOK 142.0 million from the Norwegian Ministry of Climate and Environment through ENOVA SF (“ENOVA”) as part of financing for the development and construction of the CQP in Mo i Rana, Norway. ENOVA is an enterprise owned by the Ministry of Climate and Environment. This grant will be paid as reimbursements of 25% of the costs incurred for the CQP from December 1, 2020 to December 1, 2024, in response to requests made by us for such reimbursement, which must be made at a minimum of twice per year. We can begin to make requests for reimbursements when we can document that financing for such CQP has been secured, meaning that requests can be made following the closing of the Business Combination. ENOVA will withhold 20% of the grant until the CQP is completed, which in accordance with the terms of the grant must happen before December 1, 2024. The grant is subject to certain conditions and will be earned only upon successful completion of these conditions. As of September 30, 2021, the Company had not yet satisfied the requirements and thus has not reduced the carrying amount of the pilot plant by any grant amount.

Business Combination and Public Company Costs

On July 9, 2021, the Business Combination described under Note 3 – Business Combination was consummated. The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under this method of accounting, Alussa was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the transactions were treated as the equivalent of our issuing ordinary shares for the net assets of Alussa, accompanied by a recapitalization.

Following the consummation of the Business Combination, our ordinary shares were listed on the New York Stock Exchange, which has and will continue to require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, directors’ fees, internal control over financial reporting compliance, and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Operating Results

We believe our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Report titled “Risk Factors.”

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

Facility Development Plan

For us to be successful in growing the business, we will need to develop production capacity and increase it. We expect to assemble and produce our battery cells in Mo i Rana, Norway, with production at the CQP to begin in 2022, at the earliest. We have made the final investment decision to proceed with construction of our CQP, which will be used to provide samples to enable early customer engagement and to test new material suppliers and solutions over time. The planned construction period for the CQP is estimated at 12 months from the final investment decision. We do not currently have any production capacity and have not made a final investment decision or begun any construction activities for our Gigafactories. The planned construction period for each of our Gigafactories is estimated at 24 months. If we build our first Fast-Track Gigafactories as planned, we expect it will be Norway’s first lithium-ion battery cell manufacturing facility at such industrial scale.

Our facility development plan assumes lithium-nickel-manganese-oxide (“NMC”) battery chemistry is used through 2025 and a combination of NMC and lithium-iron-phosphate (“LFP”) battery chemistry-based products are used in combination thereafter. Recent and ongoing discussions with potential customers may result in a larger volume of LFP-based batteries being put into production earlier, potentially already in the first Gigafactories. A stronger and earlier shift from NMC to LFP chemistry could, in isolation, reduce actual output, due to LFP-based products having a lower energy density (as measured by Wh/kg per KWh) for otherwise comparable product configurations compared to NMC-based products. A major part of the increased demand for LFP-based products in the market is driven in part by the lower metal costs for LFP-based products relative to NMC-based products (as measured by USD/kg per KWh). While we are still evaluating whether the initial timing regarding LFP use should be accelerated, we believe it is possible that the reduction in output could be offset by higher LFP volumes.

Costs for the construction of our CQP will be significantly higher than those originally forecasted. As part of making the final investment decision for the CQP, we considered potential customer feedback and the value of future flexibility, including flexibility related to NMC and LFP manufacturing, size of electrodes, and increased automation, which led to our decision to acquire certain upgraded equipment and implement a more complex equipment installation design. On July 23, 2021, we entered into a contract with Mpac for the supply of critical production line machinery in our CQP, the casting and unit cell assembly. Another factor in increased construction costs is the inflationary pressure on prices of equipment and building materials experienced in the first half of 2021 and continuing today. We have also received preliminary input on plans relating to Gigafactory 1, which reflects similar trends in costs.

Our ability to plan, construct and equip manufacturing facilities, including our CQP and our Gigafactories, is subject to significant risks and uncertainties. On July 19, 2021, we entered into two lease agreements with Mo Industripark with respect to the area to be used for the CQP. Pursuant to an earlier letter of intent, we also have an exclusive right to lease and develop a second area and a first right of refusal for a third area, which expires June 30, 2022. We have also obtained a non-binding memorandum of understanding with the City of Vaasa, Finland, which provides us with the exclusive right, until July 22, 2022, to a 90-hectare site for a potential Gigafactory. Mo Industripark AS has certain permits related to our status as a regulated industrial zone and we have the consents, agreements, permits and licenses needed for our planned construction activities with respect to the CQP; however, we do not have all consents, agreements, permits or licenses needed for the operation of the CQP or our planned construction and operation activities for the Gigafactories. In addition, the failure to reach a sufficient amount of customer offtake agreements in a timely manner will delay or possibly prohibit the initiation of the construction of any Gigafactories. Failure to obtain, delay in obtaining or the loss of necessary consents, commercial agreements, permits and licenses could result in delay or termination of development activities.

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

As a result of the COVID-19 pandemic, we modified our business practices (including employee travel, recommending that personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences), applied additional safety protocols for essential workers, and implemented cost cutting measures in order to reduce operating costs. Management continues to monitor public health and regulatory developments and may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners. While the ultimate duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of consumer and business spending and could adversely affect our business, results of operations, and financial condition during current and future periods.

Supplier Agreement with Glencore International AG (“Glencore”)

On November 15, 2021, we entered into a contract with Glencore for the supply of up to 1,500 metric tons of high grade, sustainably sourced cobalt metal cut cathodes made from at least 50% recycled cobalt produced at Glencore’s Nikkelverk facility in Norway. The supply contract follows the Letter of Intent between us and Glencore announced on February 9, 2021. Cobalt is a core component in our lithium-ion battery cells. We and Glencore plan on collaborating closely to minimize our carbon footprint and define actions and milestones to meet the common ambition of developing carbon neutral material, including the potential use of carbon offsets schemes. We will also collaborate to develop a scheme to introduce recycling certificates to document the delivery of recycled material as well as on the collection and processing of battery scrap generated during the production of battery material and cells.

We and Glencore will also explore potential collaboration for battery material and battery scrap recycling and work together to assure responsible sourcing and recycling through third-party audits.

Components of Results of Operations

Operating Expenses

General and administrative

General and administrative expense consists of personnel and personnel-related expenses, including share-based compensation of our executives and employees, fees paid for contractors and consultants assisting with growing the business and developing the battery factories, office space related costs, travel costs, public relations costs, as well as legal and accounting fees for professional and contract services. We expect general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, additional legal, audit, and insurance expenses, investor relations activities, and other administrative and professional services.

Research and development

Research and development (“R&D”) expense consists primarily of compensation to employees engaged in research and development activities, including share-based compensation, internal and external engineering, supplies and services, and contributions to research institutions. R&D expense also includes the development costs related to the 24M License.

Depreciation

Depreciation expense relates to the depreciation of the Company’s property and equipment and is calculated using the straight-line method over the useful lives of the related assets.

Other income (expense)

Redeemable preferred shares fair value adjustment

The redeemable preferred shares fair value adjustment consists of unrealized gains and losses as a result of adjustments to FREYR Legacy’s redeemable preferred shares to reflect fair market value at the end of each reporting period. FREYR Legacy’s redeemable preferred shares were initially measured at fair value and subsequently remeasured at each reporting date with changes being recorded as a redeemable preferred shares fair value adjustment. As part of the Business Combination and subsequent to the Norway Demerger, the FREYR Legacy preferred shares were repurchased by the Company at an adjusted Preferred Share Preference Amount.

Interest income

Interest income consists primarily of interest income earned on our cash and cash equivalents.

Warrant liability fair value adjustment

The warrant liability fair value adjustment consists of unrealized gains and losses as a result of marking our warrant liability to fair market value at the end of each reporting period. Our warrant liability is initially measured at fair value and subsequently remeasured at each reporting date with changes being recorded as a warrant liability fair value adjustment.

Convertible notes fair value adjustment

The convertible notes fair value adjustment consists of unrealized gains and losses as a result of adjustments to FREYR’s convertible notes issued in 2020 (“2020 Convertible Notes”) to reflect fair market value at the end of each reporting period. The 2020 Convertible Notes are initially measured at fair value and subsequently remeasured at each reporting date with changes being recorded as a convertible notes fair value adjustment.

Interest expense

Interest expense consists primarily of interest expense incurred on our convertible notes.

Foreign currency transaction (loss) gain

Foreign currency transaction (loss) gain consists of the gains and losses recognized from transactions and balances denominated in a currency other than the functional currency of the different group entities.

Other income

Other income consists of grants received for research, development and innovation. The grants were awarded to assist with the costs incurred associated with employees and staff, contract research and overhead, and operating expenses

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth FREYR Battery’s condensed consolidated results of operations data for the periods presented (in thousands, except percentages):

	For the three months ended
	September 30,		Change	Change
	2021	2020	($)	(%)
Operating expenses:
General and administrative	$30,027	$1,666	$28,361	1,702%
Research and development	5,257	283	4,974	1,758%
Depreciation	30	4	26	650%
Total operating expenses	35,314	1,953	33,361	1,708%
Loss from operations	(35,314)	(1,953)	(33,361)	1,708%
Other income (expense):
Interest income	51	—	51	NM	(1)
Warrant liability fair value adjustment	(11,173)	(350)	(10,823)	3,092%
Convertible notes fair value adjustment	—	(165)	165	NM	(1)
Interest expense	(1)	(11)	10	-91	%(1)
Foreign currency transaction (loss) gain	1,015	4	1,011	25,275%
Other income	3	6	(3)	-45	%(1)
Loss before income taxes	(45,419)	(2,469)	(42,950)	1,740%
Income tax expense	—	—	—	0%
Net loss	$(45,419)	$(2,469)	$(42,950)	1,740%

(1)	NM = Not meaningful

Operating expenses

General and administrative

General and administrative expenses increased by $28.4 million or 1,702%, to $30.0 million for the three months ended September 30, 2021, from $1.7 million for the three months ended September 30, 2020. General and administrative expenses increased primarily due to an increase of compensation costs of $21.6 million resulting from a higher headcount and share-based compensation costs. Furthermore, there was an increase of $6.8 million related to growth in general corporate expenses, professional services, and travel.

Research and development (“R&D”)

R&D expenses increased by $5.0 million or 1,758%, to $5.3 million for the three months ended September 30, 2021, from $0.3 million for the three months ended September 30, 2020. R&D expenses increased primarily due to an increase in compensation costs of $3.3 million resulting from higher headcount and share-based compensation costs incurred in accordance with the 24M license of $1.6 million.

Depreciation

Depreciation was de minimis for the three months ended September 30, 2021 and 2020.

Other income (expense)

Interest income

Interest income was de minimis for the three months ended September 30, 2021 and 2020.

Warrant liability fair value adjustment

The warrant liability fair value adjustment increased by $10.8 million or 3,092%, to $11.2 million for the three months ended September 30, 2021, from $0.4 million for the three months ended September 30, 2020. The warrant liability fair value adjustment represented the change in the fair value of the warrant liability during the three months ended September 30, 2021.

Convertible notes fair value adjustment

As a result of the settlement of the 2020 Convertible Notes in 2020, there was no convertible notes fair value adjustment for the three months ended September 30, 2021. The convertible notes fair value adjustment resulted in a loss of $0.2 million for the three months ended September 30, 2020. The convertible notes fair value adjustment represented the change in the fair value of the 2020 Convertible Notes during the three months ended September 30, 2020.

Interest expense

Interest expense was de minimis for the three months ended September 30, 2021 and 2020.

Foreign currency transaction (loss) gain

The foreign currency transaction (loss) gain increased by $1.0 million or 25,275%, to a gain of $1.0 million for the three months ended September 30, 2021, from a gain of less than $0.1 million for the three months ended September 30, 2020. The foreign currency transaction (loss) gain change reflects the closing of the Business Combination in early July with significant new equity and cash received. The gain reflects favorable movement on foreign currency transactions and balances that were denominated in currencies other than the functional currencies of the group companies.

Other income

Other income was de minimis for the three months ended September 30, 2021 and 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth FREYR Battery’s condensed consolidated results of operations data for the periods presented (in thousands, except percentages):

	For the nine months ended
	September 30,		Change	Change
	2021	2020	($)	(%)
Operating expenses:
General and administrative	$46,191	$3,453	$42,738	1,238%
Research and development	11,209	371	10,838	2,921%
Depreciation	54	10	44	440%
Total operating expenses	57,454	3,834	53,620	1,399%
Loss from operations	(57,454)	(3,834)	(53,620)	1,399%
Other income (expense):
Redeemable preferred shares fair value adjustment	75	—	75	NM	(1)
Interest income	59	—	59	NM	(1)
Warrant liability fair value adjustment	(11,173)	(575)	(10,598)	1,843%
Convertible notes fair value adjustment	—	(199)	199	NM	(1)
Interest expense	(1)	(53)	52	-98	%(1)
Foreign currency transaction (loss) gain	827	—	827	NM	(1)
Other income	2,325	277	2,048	739%
Loss before income taxes	(65,342)	(4,384)	(60,958)	1,390%
Income tax expense	—	—	—	—
Net loss	$(65,342)	$(4,384)	$(60,958)	1,390%

(1)	NM = Not meaningful

Operating expenses

General and administrative

General and administrative expenses increased by $42.7 million or 1,238%, to $46.2 million for the nine months ended September 30, 2021, from $3.5 million for the nine months ended September 30, 2020. General and administrative expenses increased primarily due to an increase of compensation costs of $33.6 million resulting from a higher headcount and share-based compensation costs. Furthermore, there was an increase of $9.1 million related to growth in general corporate expenses, professional services, and travel.

Research and development (“R&D”)

R&D expenses increased by $10.8 million or 2,921%, to $11.2 million for the nine months ended September 30, 2021, from $0.4 million for the nine months ended September 30, 2020. R&D expenses increased primarily due to an increase in costs incurred in accordance with the 24M license of $4.8 million, an increase in compensation costs of $4.6 million resulting from a higher headcount and share-based compensation costs and an increase in other technology and professional fees of $1.4 million.

Depreciation

Depreciation was de minimis for the nine months ended September 30, 2021 and 2020.

Other income (expense)

Redeemable preferred shares fair value adjustment

The redeemable preferred shares fair value adjustment resulted in a gain of $0.1 million for the nine months ended September 30, 2021. There was no redeemable preferred shares fair value adjustment for the nine months ended September 30, 2020.

Interest income

Interest income was de minimis for the nine months ended September 30, 2021 and 2020.

Warrant liability fair value adjustment

The warrant liability fair value adjustment increased by $10.6 million or 1,843% to a loss of $11.2 million for the nine months ended September 30, 2021, from a loss of $0.6 million for the nine months ended September 30, 2020. The warrant liability fair value adjustment represented the change in the fair value of the warrant liability during the nine months ended September 30, 2021.

Convertible notes fair value adjustment

As a result of the settlement of the 2020 Convertible Notes during fiscal year 2020, there was no convertible notes fair value adjustment for the nine months ended September 30, 2021. The convertible notes fair value adjustment resulted in a loss of $0.2 million for the nine months ended September 30, 2020. The convertible notes fair value adjustment represented the change in the fair value of the 2020 Convertible Notes during the nine months ended September 30, 2020.

Interest expense

Interest expense was de minimis for the nine months ended September 30, 2021 and 2020.

Foreign currency transaction (loss) gain

The foreign currency transaction (loss) gain changed by $0.8 million to a gain of $0.8 million for the nine months ended September 30, 2021, from a loss of less than $0.1 million for the nine months ended September 30, 2020. The foreign currency transaction (loss) gain changed due to the recognition of net gains during the nine months ended September 30, 2021 on foreign currency transactions and balances that were denominated in currencies other than the functional currency of the different group entities.

Other income

Other income increased by $2.0 million or 739% to $2.3 million for the nine months ended September 30, 2021, from $0.3 million for the nine months ended September 30, 2020. Other income increased due to grant proceeds received during 2021.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements depend on many factors, including capital expenditures required to support the development of the battery factories, the timing and extent of spending to support technology licensing and research and development efforts, and market adoption of future products. Until the Company can generate sufficient revenue to cover operating expenses, working capital and capital expenditures, we expect the funds raised in the Business Combination to fund our cash needs for our battery projects, technology licensing and research and development efforts, and general corporate purposes. If we are required to raise additional funds by issuing equity securities, dilution to shareholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of the Company’s ordinary shares. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our ordinary shares. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

We have incurred losses since our inception. As of December 31, 2020, we had an accumulated deficit of $10.9 million and cash, cash equivalents and restricted cash of $14.9 million. As of September 30, 2021, we had an accumulated deficit of $76.2 million and cash, cash equivalents and restricted cash of $623.5 million. To date, our principal sources of liquidity have been proceeds received from the issuance of debt and equity securities and amounts received from government grants.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	For the nine months ended September 30,
	2021	2020

Net cash provided by (used in):
Operating activities	$(35,643)	$(3,376)
Investing activities	(4,111)	(35)
Financing activities	649,000	12,956

Operating Activities

Net cash used in operating activities was $35.6 million for the nine months ended September 30, 2021, while net cash used in operating activities was $3.4 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the primary factor affecting our operating cash flows was our operating expenses of $57.5 million driven by payroll and other related costs, fees to EDGE Global LLC, accounting and legal fees, research and development, and other operating expenses. These operating expenses were partially offset by the impact of the increase in accounts payable and accrued liabilities of $9.1 million due to the timing of payments, non-cash share-based compensation of $14.4 million, as well as the fair value adjustment from the warrant liabilities of $11.2 million. For the nine months ended September 30, 2020, the primary factor affecting our operating cash flows was our operating expenses of $3.8 million driven by general and administrative, research and development, and other operating expenses. These operating expenses were offset by the fair value adjustment from the warrant liabilities of $0.6 million and 2020 Convertible Notes of $0.2 million, as well as non-cash share-based compensation of $0.4 million, net of the decrease in accounts payables and accrued liabilities of less than $0.4 million due to payments.

Investing Activities

Net cash used in investing activities was $4.1 million for the nine months ended September 30, 2021, while net cash used in investing activities was less than $0.1 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, our investing cash flows primarily reflect the purchases of equipment.

Financing Activities

Net cash provided by financing activities was $649.0 million for the nine months ended September 30, 2021, while net cash provided by financing activities was $13.0 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our financing cash flows primarily relate to net proceeds of $641.5 million from the Business Combination and $7.5 million from the issuance of redeemable preferred shares. For the nine months ended September 30, 2020, our financing cash flows primarily relate to $12.3 million from capital contributions of ordinary shares net of issuance costs, proceeds of $1.1 million from the issuance of convertible debt and proceeds of $0.4 million from the issuance of convertible debt to related parties.

Contractual Obligations and Commitments

There were no material changes in our contractual obligations and commitments during the period.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenues, and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions.

Our significant accounting policies are described in more detail in Note 2 to the Company’s consolidated financial statements included elsewhere in this Report. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involved a greater degree of judgment and complexity.

Share-Based Compensation

The share-based compensation expense for options is typically determined based on the grant-date fair value of those options. The grant date fair value is derived from the use of valuation models which are commonly used. These valuation models use inputs which require estimates that are reflective of future expectations including the forward expected risk-free interest rate, volatility of our shares, and the expected exercise behavior of employees. We employed a lattice option pricing model for the 2021 LTIP options granted with a strike price above the grant date price and the Black-Scholes-Merton option pricing model for all other stock options granted. Significant judgment must be employed to derive reasonable estimates in determining the grant-date fair value.

Warrant Liability

Prior to the consummation of the Business Combination, the Company measured its warrant liability at fair value based on significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based framework that considered varying levels of tranches of investments and the related equity valuation. The Company assessed the assumptions and estimates used in the analysis on an ongoing basis as additional data impacting the assumptions and estimates was obtained. Once available, the over-the-counter trading price was used to measure the warrant liability, which caused it to be transferred from a Level 3 measurement to a Level 2 measurement. All subsequent changes in the fair value of the warrant liability related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the consolidated statement of operations and comprehensive loss.

Subsequent to the consummation of the Business Combination, with the acquisition of the Private Warrants, the Company measures its warrant liability at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The Company uses the Black-Scholes option pricing model to value the Private Warrants, which includes subjective assumptions relating to the risk-free interest rate, expected term, and expected volatility. All subsequent changes in the fair value of the warrant liability related to updated assumptions and estimates are recognized as a warrant liability fair value adjustment within the consolidated statement of operations and comprehensive loss.

Redeemable preferred shares

The Company measured its redeemable preferred shares at fair value based on significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based framework that utilized the discounted cash flow approach based on the expected payoffs upon the conversion or redemption event, expected probability of occurrence and estimated yield. The Company assessed the assumptions and estimates used in the analysis on an ongoing basis as additional data impacting the assumptions and estimates was obtained. Subsequent changes in the fair value of the redeemable preferred shares related to updated assumptions and estimates were recognized as a redeemable preferred shares fair value adjustment within the consolidated statement of operations and comprehensive loss.

2020 Convertible Notes

The Company elected the fair value option for the 2020 Convertible Notes. Such election is irrevocable and is applied on an instrument-by-instrument basis at initial recognition. The Company measured its 2020 Convertible Notes at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based framework that assumed two scenarios that were weighted based on the likelihood of occurrence, one in which a Qualified Financing Event occurred and the other in which no Qualified Financing Event occurred and the 2020 Convertible Notes were redeemed at maturity. The Company assessed the assumptions and estimates used in the analysis on an ongoing basis as additional data impacting the assumptions and estimates was obtained. All subsequent changes in the fair value of the 2020 Convertible Notes related to updated assumptions and estimates were recognized as a convertible notes fair value adjustment within the consolidated statement of operations and comprehensive loss.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.

Item 1A. Risk Factors

There are a number of factors that may adversely affect our business, financial results or stock price. These risks are described elsewhere in this report or our other filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in the prospectus filed by us pursuant to Rule 424(b)(3) on September 20, 2021 (the “Prospectus”), in the section entitled “Risk Factors” beginning on page 50, which is incorporated herein by reference. Additional risks that we currently do not know about or currently view as immaterial may also impair our business or adversely impact our financial results or stock price.

We are providing an update to the Risk Factors contained in the Prospectus referenced above under the heading “Risks Relating to FREYR’s Limited Operating History”. These Risk Factors should be considered together with the other Risk Factors contained in the Prospectus.

Risks Relating to FREYR’s Limited Operating History

FREYR Battery’s recently announced joint venture to advance the development of clean battery cell manufacturing in the United States is subject to various risks, including the fact that the joint venture may not occur on the expected timeline or at all and that the joint venture may not be successful (or less successful than expected), which could adversely affect our business and future prospects.

We have entered into a definitive joint venture agreement on October 8, 2021, which formed a joint venture to advance the development of clean battery cell manufacturing in the United States (the “JV Agreement”). The joint venture has secured a license from 24M to deploy 24M’s SemiSolidTM platform technology. In conjunction, we and our joint venture partner have invested $70 million in convertible promissory notes with 24M, under which we and our joint venture partner will invest $20 million and $50 million, respectively.

However, if our joint venture partner is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, we may be required to either fulfill those obligations alone to ensure the ongoing success of the joint venture or to dissolve and liquidate the joint venture. Even after the entry into the JV Agreement, there can be no assurance that the joint venture will be able to complete the development of a battery cell manufacturing facility and successfully manufacture and commercialize batteries in the United States.

Additionally, the JV Agreement only applies up to the time period prior to a decision by the joint venture to develop and finalize preparations for the final decision to provide funding for the construction of the battery cell manufacturing facility in the United States. As such, the joint venture may be dissolved or liquidated unilaterally by either us or our joint venture partner prior to construction if there is no decision to move forward with plans to develop and finalize preparations for the final investment within 18 months after the signing of the JV Agreement. These factors could harm our business, results of operations and financial results.

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

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Consolidated Articles of Association of FREYR as of July 9, 2021.	8-K	001-40581	3.1	7/13/2021

10.1#	Engagement Agreement, dated March 1, 2019, by and between FREYR AS and EDGE Global LLC.	S-4	333-254743	10.1	3/26/2021

10.2#	Amendment to the March 2019 Engagement Agreement, dated July 1, 2020,by and between FREYR AS and EDGE Global LLC.	S-4	333-254743	10.2	3/26/2021

10.3#	Consultancy Agreement entered into on May 14, 2021 between FREYR Battery and Peter Matrai.	S-4/A	333-254743	10.14	5/7/2021

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page for FREYR Battery’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

#	Indicates management contract or compensatory plan or arrangement.

‡	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREYR BATTERY

Date: November 15, 2021	By:	/s/ Tom Einar Jensen
	Name:	Tom Einar Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Steffen Føreid
	Name:	Steffen Føreid
	Title:	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)