Form 10-K
period 2021-12-31
FREYR Battery
filed 2022-03-09
CIK 1844224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-40581

FREYR Battery
(Exact name of registrant as specified in its charter)

Luxembourg	001-40581	Not Applicable
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

412F, route d’Esch, L-2086 Luxembourg Grand Duchy of Luxembourg	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +352 46 61 11 3721

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, without nominal value	FREY	New York Stock Exchange
Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50	FREY WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer.” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting Ordinary Shares held by non-affiliates, computed by reference to the closing price of $9.91 reported on the New York Stock Exchange, was approximately $284.9 million. For the purposes of this calculation, shares of Ordinary Shares beneficially owned by each executive officer, director, and holder of more than 10% of our Ordinary Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2022, 116,853,504 shares of the registrant’s Ordinary Shares and 26,801,075 Warrants to purchase shares of the registrant’s Ordinary Shares, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FREYR Battery

i

Cautionary Note Regarding Forward-Looking Statements

References in this document to the “Registrant,” “FREYR Battery,” “FREYR,” the “Company,” “we,” “management,” “us” or “our” refers to FREYR Battery and its consolidated subsidiaries, except where the context otherwise requires or indicates.

We make forward-looking statements in this Annual Report on Form 10-K (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding FREYR Battery’s future financial performance, as well as our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	Changes adversely affecting the battery industry and the development of existing or new technologies;

●	The effect of the COVID-19 pandemic on our business;

●	The failure of 24M Technologies, Inc. (“24M”) technology or our batteries to perform as expected;

●	24M or other future counterparties will provide similar licenses to other manufacturers which will increase our competition;

●	Our ability to manufacture battery cells and to develop and increase our production capacity in a cost-effective manner;

●	The electrification of energy sources does not develop as expected, or develops more slowly than expected;

●	Technological developments in existing technologies or new developments in competitive technologies that could adversely affect the demand for our battery cells;

●	General economic conditions;

●	Increases in the cost of electricity or raw materials and components;

●	Our ability to protect our intellectual property;

●	Changes in applicable laws or regulations, including environmental and export control laws;

ii

●	Our ability to attract and retain key employees;

●	Our ability to execute and realize our business strategy and plans;

●	Our ability to target and retain customers and suppliers;

●	The failure to build our finance infrastructure and improve our accounting systems and controls;

●	Our ability to assert, enforce and otherwise protect against unauthorized use of intellectual property rights licensed from 24M, which could result in our competitors using the intellectual property to offer products;

●	The outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims;

●	Whether and when we might pay dividends;

●	Our ability to source materials from an ethically- and sustainably-sourced supply chain and 24M-qualified suppliers in sufficient quantities;

●	The result of future financing efforts;

●	The cost-competitiveness, carbon footprint, energy density and charge-rates of our batteries;

●	The timing, capacity, configurations and locations of our battery factories and production lines;

●	The planned construction and production dates for the customer qualification plant and the planned construction period for each of our Gigafactories;

●	The cost to build the customer qualification plant and the Gigafactories;

●	Our expectations for our general and administrative expenses;

●	Our expectations about market supply, demand and other dynamics, including the number of industrial-scale battery manufacturing facilities in Norway, supply costs, regulatory developments, increased globalization, consolidation in the automotive and energy industries;

●	The use and mix of lithium-nickel-manganese-oxide and lithium-iron-phosphate battery chemistries, including shifts in the battery chemistry mix due to conversations with potential customers;

●	The market segments that we will initially target;

●	Whether we will successfully enter into or obtain, and the impact of failing to sign or obtain, customer offtake agreements or meeting conditions, necessary consents, other commercial agreements, permits or licenses in a timely manner or at all;

●	Our ability to enter successful joint venture partnerships and licensing arrangements; and

●	Our ability to commercialize 24M and other technology.

Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.

Foreign Private Issuer Status and Financial Presentation

We currently qualify as a foreign private issuer (“FPI”) under the rules of the Securities and Exchange Commission (the "SEC"). However, even though we qualify as a FPI, we report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”) and we have elected to file our periodic and current reports on Forms 10-K, 10-Q and 8-K.

iii

Part I

Item 1. Business

COMPANY OVERVIEW

FREYR Battery was incorporated as a public limited liability company (“société anonyme”) under the laws of the Grand Duchy of Luxembourg on January 20, 2021. Pursuant to the business combination agreement (the “BCA”) entered into to effect a merger between Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”) and FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”) (the “Business Combination”), the Company was formed to complete the Business Combination and related transactions and carry on the business of FREYR Legacy. FREYR serves as the successor entity to FREYR Legacy, the predecessor entity.

FREYR’s mission and vision are to accelerate the decarbonization of the transportation sector and energy systems by delivering some of the world’s cleanest and most cost-effective batteries. FREYR aims to produce some of the most cost-competitive batteries with the lowest carbon footprints, which could further support the acceleration of the energy transition. FREYR is currently working to develop an application of its in-licensed technology and planning the building of battery factories in Mo i Rana, Norway. Following the investment decision of the Customer Qualification Plant (“CQP”), construction work is on-going in Mo i Rana, Norway. The CQP production line will be based on our in-licensed technology from 24M. As of December 31, 2021, FREYR has not derived revenue from its principal business activities. FREYR will initially target energy storage systems (“ESS”), marine applications, commercial vehicles and electric vehicles (“EV”) with slower charge requirements, and then plans to target additional markets, including consumer EVs, through both licensing and joint venture models. FREYR plans to produce faster charge battery cells for the broader consumer EV segment through the 24M platforms, as well as through the joint venture business model and potentially additional licensing partnerships.

On July 9, 2021, FREYR consummated the Business Combination with FREYR Legacy and Alussa pursuant to the terms of the BCA dated January 29, 2021, by and between the Company, FREYR Legacy, Alussa, Alussa Energy Sponsor LLC (the “Sponsor”), ATS AS (“Shareholder Representative”), Norway Sub 1 AS, a private limited liability company organized under the laws of Norway (“Norway Merger Sub 1”), Norway Sub 2 AS, a private limited liability company organized under the laws of Norway (“Norway Merger Sub 2”), Adama Charlie Sub, a Cayman Islands exempted company (“Cayman Merger Sub”) and the shareholders of FREYR Legacy named therein (the “Major Shareholders”).

Pursuant to the terms of the BCA, among other things (a) FREYR Legacy’s wind farm business was transferred to Sjonfjellet Vindpark Holding AS (“SVPH”), a private limited liability company incorporated by way of a Norwegian demerger (the “Norway Demerger”), resulting in such business becoming held by FREYR Legacy’s shareholders through SVPH, (b) Alussa merged with and into Cayman Merger Sub, with Alussa continuing as the surviving entity and a wholly owned subsidiary of FREYR (the “Cayman Merger” and the “First Closing”), (c) following the First Closing, Alussa distributed all of its interests in Norway Merger Sub 1 to FREYR, (d) FREYR Legacy merged with and into Norway Merger Sub 2, with Norway Sub 2 continuing as the surviving entity (the “Norway Merger”), (e) FREYR acquired all preferred shares of Norway Merger Sub 1 (which were issued in exchange for the FREYR Legacy redeemable preferred shares as a part of the Norway Merger) from certain former holders of FREYR Legacy redeemable preferred shares in exchange for a number of newly issued shares of FREYR and (f) Norway Merger Sub 1 merged with and into FREYR, with FREYR continuing as the surviving entity (the “Cross-Border Merger”) (the events in (d), (e) and (f), the “Second Closing”). In connection with the consummation of the transactions contemplated by the BCA, FREYR Legacy and Alussa became wholly owned subsidiaries of FREYR. Following the First Closing on July 7, 2021, the Company’s Ordinary Shares and Warrants began trading on the New York Stock Exchange.

FREYR Investment Highlights

Clean and Low-Cost Battery Cells

●	FREYR is targeting its carbon emissions to be approximately 15 kg CO2e/kWh of life cycle emissions, more than 80% lower than the current global battery industry average of approximately 80 kg CO2e/kWh.

●	FREYR is targeting a total cost that is substantially lower than the global battery industry’s projected average cost in 2025. This cost leadership is intended to be achieved by:

o	Implementing our in-licensing based technology strategy at large industrial giga-scale based on what is, in our opinion, the best available technology, which lowers footprint and costs;

o	Low-carbon energy, favorable logistics and a highly skilled workforce for efficient production;

o	Leveraging a deep partnership model to unlock value chain innovation and lower internal research and development (“R&D”) costs (see “— Partnerships” for more information);

o	Catalyzing a Nordic ecosystem for supply of localized raw materials and inputs that leverages low-cost, low-carbon energy, favorable logistics and a highly skilled workforce for efficient production.

High Growth Battery Market

●	The global battery market is fast-growing. It is projected to grow from 241 GWh in 2020 to almost 5,300 GWh in 2030, an estimated 97% of FREYR’s target total addressable market. (See “— Markets” for more information.)

Innovative and Disruptive SemiSolid™ Technology

●	FREYR has entered into a licensing and servicing agreement to use a SemiSolid™ cell design and process technology developed by 24M. This innovative platform reduces the number of production steps in electrode manufacturing from an estimated 15 steps in a conventional factory (including solvent recovery and cleaning steps) to five main steps, which substantially reduces raw material needs, energy and labor costs while reducing manufacturing waste, capital costs and footprint. FREYR expects to be able to apply this process technology to existing and future anode and cathode chemistries for a wide range of product applications. (See “— Licensing Strategy” for more information.)

Advantaged Margins from a Partnership-Based Business Model

●	FREYR expects to achieve and later maintain industry leading margins due to:

o	Utilization of state-of-the-art production technology to significantly simplify manufacturing process and reduce raw material and manufacturing costs (see “— Licensing Strategy” for more information)

o	A partnership-based licensing approach that provides FREYR with a faster and lower cost route to market versus an in-house research and development (“R&D”) approach

o	FREYR’s long-term ambition to foster a Norwegian and Nordic ecosystem across all aspects of the battery supply chain, from cathode, anode and other materials to recycling, which is expected to further bolster FREYR’s low-cost and margin advantages as well as its environmental sustainability.

Experienced Execution Team

●	FREYR has a diversified and experienced management team. The team combines strategic partnership and battery expertise, project execution and operational excellence track-record from large scale industry and renewable energy projects, and experience from disruptive technology and battery and electrical automotive industries. The FREYR team has robust global licensing experience with a deep understanding of licensing and partnership best practices.

FREYR Business Model

FREYR’s initial focus is on production of the battery cell, which represents approximately 32% of battery value chain revenues and is one of the more energy intensive parts of the value chain.

FREYR’s manufacturing platform will have the capabilities to host many types of battery specifications, as determined by customer demand. FREYR expects to pursue (1) licensing-based partnerships to develop and enhance next-generation technology and (2) partnerships with conventional battery cell technology providers.

Licensing Strategy

FREYR executed a license and services agreement with 24M, dated December 15, 2020, as amended (the “24M License”) to use 24M’s SemiSolidTM lithium-ion battery platform technology in FREYR’s planned facilities in Mo i Rana, Norway. Founded in 2010 and headquartered in Cambridge, Massachusetts, 24M has been developing a low-cost battery cell design structure and simplified manufacturing platform for over a decade. 24M’s SemiSolidTM lithium-ion cell architecture and associated production process has reduced the number of steps required to manufacture traditional lithium-ion battery cells, while still using conventional lithium-ion raw materials.

The 24M License provides FREYR with rights to produce battery cells based on 24M’s current and future technology, subject to the restrictions discussed below. This includes all patents and patent applications owned or controlled by 24M or any of its affiliates as of December 15, 2020, or that 24M or an affiliate develops or acquires ownership or control of at any time during the term of the 24M License that are necessary or useful for, or otherwise related to, the manufacture, assembly, test, operation and service of SemiSolidTM battery cells and SemiSolidTM battery modules.

The 24M License also provides that 24M will provide services to FREYR, including the technical training of engineers, the provision of information relevant to construct and operate the factory and on-site support. The 24M License continues until the expiration, lapse, cancellation, abandonment or invalidation of the last Valid Claim (as defined in the 24M License) of the licensed patents and patent applications, unless terminated earlier by either party pursuant to the terms of the license. 24M may terminate the 24M License if FREYR fails to achieve a sustained production rate of at least 1 GWh per year by December 31, 2024.

The 24M License excludes rights to (a) manufacture battery cells within each of Japan and the ASEAN until December 31, 2022 and (b) sell and offer to sell battery cells within each of Japan and the ASEAN until a future date currently estimated for each to be December 31, 2022. Furthermore, the 24M License only provides for limited exclusivity. With the exception of direct grants to any company that produces more than 500,000 cars and/or more than 10,000 trucks or buses annually, 24M will refrain from granting any license to manufacture battery cells within (i) the Scandinavian Region through December 31, 2023 and (ii) the EEA, excluding the Scandinavian Region and the grant of no more than two licenses, inclusive of that granted to FREYR in the 24M License, through December 31, 2023, in either case wherein the battery cells are produced for use, used or sold for grid connected electricity storage system applications that have more than 200 kWh of lithium-ion battery storage capacity, excluding any applications related to automotive charging or discharging.

Pursuant to the 24M License and a letter agreement dated December 18, 2020, the Company has committed to pay $20.0 million for the rights to the production of battery cells based on 24M’s current and future technology, as well as the provision of services to the Company, including technical training of engineers, the provision of information relevant to construct and operate the factory and on-site support. $0.7 million was paid and expensed in 2020 at the signing of the memorandum of understanding prior to entering into a definitive agreement. The Company determined that the remaining $19.3 million payable would be recognized straight-line over the service period through December 31, 2022, which was extended to December 31, 2023 through the first amendment to the definitive agreement dated January 18, 2021. The Company paid $2.5 million on both January 12, 2021 and July 27, 2021, with final commitment of $14.3 million paid on December 28, 2021. In accordance with the definitive agreement, the Company will also pay an ongoing royalty fee based on sales volumes with minimum annual payments of $3.0 million beginning on the three-year anniversary of the effective date.

The 24M process incorporates technology that can reduce raw material needs, manufacturing waste, energy consumption, labor requirement and capital costs to enable the production of low-cost, higher energy-density batteries. These will be used in residential and commercial ESS, EVs with slower charge requirements and specialized transportation markets, including commercial vehicles and maritime solutions. FREYR expects to be able to apply this battery cell and production process technology to any commercially available cathode and anode chemistry for a wide range of applications. 24M is also developing faster charge EV solutions for the broader consumer EV segment based on the 24M production platform which could further increase the market penetration and adoption of the technology.

The advantages of the 24M process technology, as FREYR understands it, includes:

●	Less raw materials are needed for the 24M manufacturing method in factories with comparable capacity (approximately 20% lower bill of materials costs based upon 2020 estimates)

●	Battery production process is free of 1-methyl-2-pyrrolidone (“NMP”), an industrial solvent subject to regulation in Europe and a complex and costly recovery process

●	Chemistry-agnostic platform features supporting current and next generation anode and cathode chemistries, such as higher silicon content anodes, higher voltage cathodes, dual electrolyte systems and pre-lithiation implementation

●	Elimination of several typical process steps — while the conventional battery cell electrode manufacturing process requires several complicated integrated units (including solvent recovery), the 24M process significantly reduces the number of production steps

●	Significant reduction of the total manufacturing area compared to the conventional process, mainly due to the elimination of multiple production process steps as described above potentially resulting in substantially lower construction costs and lower depreciation than other battery manufacturers

●	Material reduction of energy consumption compared to conventional process, again due to the fewer production steps above, several of which are energy intensive

●	Significant reduction in the use of inactive raw materials, due to thicker electrodes with more active, energy carrying material

●	Reduced labor requirements, again due to fewer production steps

●	Larger cell formats

●	Simplified recycling process, enabling a simpler recycling process relative to conventional battery cells, primarily due to the elimination of the need for a binder in the 24M process

FREYR’s Planned Production Process Based on 24M’s Platform

With 24M’s technology, it is possible to develop different sizes, formats, and chemistries to meet customer requirements, supporting the penetration of a larger total addressable market for FREYR’s products.

Licensing 24M’s chemistry-flexible process technology could allow FREYR to shorten the time to market and maintain flexibility to provide production capacity for a range of customers with varied needs and chemistry preferences. The 24M License will allow FREYR to approach potential customers in the energy storage system (“ESS”) market by providing 24M produced samples in advance of the completion of FREYR’s customer qualification plant. As compared to an in-house R&D approach, licensing gives FREYR a faster and lower cost route to market, access to the latest technologies, and greater ability to adapt to market changes due to more flexibility in selection of partners and technologies.

While FREYR’s current next-generation technology platform is based on the existing 24M License, FREYR will continue to investigate and validate new, emerging technologies for potential in-licensing opportunities.

Original Equipment Manufacturer (“OEM”) Partnership Strategy

FREYR plans to target in-licensing and/or joint venture-based partnerships with top battery cell producers from Asia or elsewhere. FREYR intends to use its partner’s design and process technology blueprint to develop and construct a Gigawatt-scale production facility to produce battery cells to be sold in the European market. Through such potential in-licensing and/or joint venture structure, potential up- and downstream activities could also be provided, which will further support FREYR’s plans to add increased scale to build a clean and sustainable Nordic supply chain.

FREYR has identified several large suppliers to battery cell production who have ambitions and robust plans to expand their industrial footprint and business in Europe where demand for batteries is growing exponentially. FREYR can provide suppliers to battery cells producers with a scalable, environmentally friendly, European-based solution to increased battery manufacturing requirements.

FREYR Full-Cycle Sustainability

FREYR defines full-cycle sustainability as environmentally-friendly, ethical practices across all aspects of the battery supply chain, from sourcing raw materials upstream to manufacturing to recycling. FREYR’s ambition is to achieve full-cycle sustainability by:

●	Upstream:

o	Low-carbon, low-impact sourcing raw materials — FREYR is working with some of the leading companies along the supply chain, targeting to build a Nordic ecosystem of industrial partners who are focused on sustainable production and sourcing. Among the key raw materials involved in battery manufacturing, the majority (including but not limited to graphite, LFP, nickel, cobalt, copper and carbon black) can potentially be supplied from Nordic countries as well as from other locations across Europe. In addition to working with suppliers who employ carbon-conscious extraction techniques, a more localized supply chain could also lower carbon emissions by reducing transportation requirements.

o	Upholding human and labor rights — FREYR is committed to strong standards and policies supporting human and labor rights and plans to factor these matters into our supply chain decision-making. FREYR will seek suppliers that have stated standards and ambitions which are similar to FREYR’s standards prior to adding them to the FREYR supply chain. This aspect of our strategy will be overseen by our board of directors, to be supported by policies and procedures (e.g., our Code of Business Conduct and Ethics and Supplier Code of Conduct) to be put in place under their guidance and supervision.

●	Manufacturing:

o	Simplifying the manufacturing process — The 24M technology has five main manufacturing process steps for electrode manufacturing, which is a substantial reduction compared to electrode production in conventional battery cell production. The elimination of these process steps through the 24M technology platform reduces material inputs and required energy consumption, lowering overall carbon footprint. In addition, the design of FREYR’s manufacturing facilities will target zero emissions of toxic substances and other waste from the manufacturing process.

o	Leveraging available low-carbon, low-cost energy supply — Norway’s focus on climate risk mitigation means that low carbon energy supply is very accessible. FREYR’s manufacturing power source will draw primarily from carbon-free hydropower that is readily available in the region. In addition, the cool, dry climate in Norway helps reduce energy consumption and ready access to cooling water is a key factor in battery cell production.

o	Reducing scrap rates — FREYR’s ambition is to establish a “zero defect” production system through enhanced engineering, process testing, and simplified production processes. This can significantly reduce materials waste, as well as manufacturing costs.

o	Responsible labor practices — FREYR is committed to strong standards and policies for human and labor rights within our manufacturing facilities. This aspect of our strategy will be overseen by our board of directors.

●	Recyclability:

o	Simplifying the recycling process — the 24M process is both solvent-free and binder-free, which reduces the need for hazardous materials in production, and should significantly increase the recyclability of batteries after their use, because the absence of these components enables mechanical recycling and allows active materials to be re-used directly in the production process without any need for refinement or processing.

Significant Reduction Versus Average Carbon Emissions

Through its focus on the full-cycle sustainability of its products, FREYR’s target is approximately 15 kg CO2e/kWh of life cycle carbon emissions, more than 80% lower than the current global battery industry average of approximately 80 kg CO2e/kWh.

Markets

The global battery market is fast-growing — projected to grow from 241 GWh in 2020 to almost 5,300 GWh in 2030. FREYR believes that its total addressable market will be over 5,100 GWh in 2030.

FREYR, with 24M technology, is employing an optimized and lower-cost production process and battery technology that is currently best suited for applications that require high energy density over power density. FREYR is therefore initially targeting ESS and commercial vehicle markets — battery markets with the highest projected compound annual growth rate (“CAGR”) from 2018 to 2030, 44% and 41%, respectively. FREYR will also initially target markets for marine applications and EVs with slower charge requirements.

FREYR will target additional markets, including consumer EVs, through both the joint venture model as well as through the licensing model. FREYR plans to produce faster charge battery cells for the broader consumer EV segment through the 24M platforms as well as through joint ventures and potentially additional licensing partnerships.

Competition

FREYR’s competitors include major battery manufacturers currently supplying the markets, automotive OEMs, and potential new entrants, including CATL (China), BYD (China), LG Chem (South Korea), Samsung SDI (South Korea), SK Innovation (South Korea), Panasonic (Japan), and Northvolt (Sweden). Additionally, there are several development-stage companies seeking to improve conventional lithium-ion batteries or to develop new technologies for batteries. These companies are in varying stages of development and commercialization.

Development Plan

Customer Qualification Plant — FREYR has made the final investment decision and has started construction of an industrial-scale customer qualification plant in an existing 13,000m2 building in Mo i Rana. Production from the customer qualification plant will be used to provide samples to enable early customer engagement and to test new material suppliers and new solutions over time.

Fast-Track Gigafactories (1-2) — FREYR is currently considering combining the first two plants to be located in an existing 70,000m2 levelled and compacted plot within the Mo Industripark in Mo i Rana and to build out the capacity based on a combination of LFP and NMC technology. FREYR also expects to primarily target the ESS market with Gigafactories 1-2, or the combined Gigafactory. FREYR has an exclusive right to access and develop the 70,000m2 plot, as described in the section titled “— Partnerships”.

Fast-Track Gigafactories (3-4) — the second two plants are planned to have a total nominal capacity of 22 GWh per year (based on NMC battery chemistry) and to be located at another 100,000m2 within Mo Industripark adjacent to the customer qualification plant. FREYR currently plans to target the EV market with Gigafactories 3-4.

In addition to the locations identified for the customer qualification plant and the fast-track gigafactories, FREYR has identified locations with favorable logistics access and power availability, including and up to an additional 1,000,000m2 near Mo Industripark. These locations may in the future be relevant for one or more of the Joint Venture Gigafactories or additional production Gigafactories (5-6), with an aggregated estimate of nominal production capacity of 48 GWh per year (based on a combination of NMC and LFP battery chemistry). FREYR has entered into non-binding memoranda of understanding to explore manufacturing, supply and other business opportunities for alternative sites for Gigafactory production in Finland and Sweden.

Based on the above production estimates, FREYR is targeting approximately 83 GWh per year (based on a combination of NMC and LFP battery chemistry) of total nominal capacity by 2028.

As of 2022, FREYR’s Mo i Rana production location has about 6 terrawatt-hours of surplus power that is nearly 100% generated from low carbon sources, including hydropower and wind power. FREYR’s Mo i Rana production location has pre-existing industrial infrastructure, including a deepwater port, nearby railway and road access, and available warehouse capacity which is expected to enable FREYR to have cost advantaged transportation logistics and shorten the development time.

FREYR’s stage-gated development approach is expected to enable us to quickly qualify products, demonstrate manufacturing processes, and produce sample cells through the customer qualification plant at Megawatt-scale. Subsequent development of additional gigawatt-scaled capacity in close cooperation with equipment and system suppliers is expected to establish FREYR as a world leading Gigawatt-scale battery provider. This manufacturing flexibility is expected to allow FREYR to scale modularly to meet customer demand and thus further enhance its competitive advantages.

The number of employees at the manufacturing site was 26 at the end of 2021, and FREYR estimates that the number of employees at the manufacturing plants will be approximately as follows: 350 employees at the end of 2022, 1,000 employees at the end of 2024, and 1,500 employees at the end of 2025. These estimates assume that there will be no delays in FID, construction activities or equipment deliveries, travel for employees or other transportation issues due to the COVID-19 pandemic or other unpredictable circumstances.

Manufacturing Process

In Fast-Track Gigafactories (1-4), FREYR plans to use the five main manufacturing process steps for electrode manufacturing licensed by FREYR pursuant to the 24M License, as further described in “—FREYR Business Model — Licensing Strategy” and “— FREYR Business Model — FREYR’s Planned Production Process Based on 24M Technologies’ Platform”. For later plants, FREYR will implement licensed 24M or other technologies or a joint venture model with existing, well-established battery cell technology owners, primarily targeting the passenger vehicle space. In the joint venture plants, FREYR will use the partner’s technology blueprint to develop and construct a Gigawatt-scale production facility based on the partner’s design and process technology to produce battery cells mainly for the European and U.S. markets. FREYR made the final investment decision to proceed with the construction of its customer qualification plant in early third quarter 2021. On-site construction work is on-going and production equipment is expected delivered on site beginning in the third quarter of 2022.

Material Suppliers

There are many suppliers of materials for battery cell manufacturing, many of which are currently located in Asia. Initially, FREYR will rely on qualified suppliers through 24M’s supply chain while embarking on internal qualification of new material providers which could take between 12 and 24 months.

Ultimately, FREYR anticipates the migration of its supply chain into the Nordic region. FREYR is currently in discussions with several raw material suppliers to source material supply in the Nordic region. FREYR believes that regional raw material supply will expand its low cost, margin, and sustainability advantages by minimizing the distance supplies must travel and ensuring supply chain consistency. FREYR also expects that material supply from the Nordic region will make it a more attractive trade partner given potential trade policy developments, increased supply chain tracing in Europe and North America, and logistical challenges of global manufacturing highlighted by COVID-19. FREYR is currently in early-stage dialogues with existing global material suppliers to expand into the Nordic region to further leverage low-cost “green” electricity and Norway’s skilled engineering-based labor force from the country’s legacy energy industry.

Partnerships

FREYR has had discussions with numerous potential suppliers and partners in fiscal year 2021. The list below describes the status of discussions with some of these potential suppliers and partners. Unless otherwise indicated, FREYR has not entered into binding agreements with these parties.

31 GWh Inaugural Offtake Agreement with Leading Global ESS Provider

On December 16, 2021, FREYR announced that it executed its inaugural offtake agreement for at least 31 GWh of low-carbon battery cells with an undisclosed, leading global publicly listed manufacturer and provider of ESS. The two companies have agreed to jointly develop innovative technology solutions for the global ESS market based on battery cells manufactured by FREYR.

Under the terms and subject to the conditions of the agreement, FREYR is to deliver at least 31 GWh of battery cells from 2023 to 2028 from its Norwegian manufacturing facilities. The anticipated volumes represent close to half the currently estimated production in Gigafactory 1 in Mo i Rana, Norway in the period. FREYR’s total potential revenues from this agreement could equate to approximately $3 billion from 2023 – 2028 based on FREYR’s current price forecasts. The parties will package FREYR’s sustainable, next-generation battery cells using 24M’s design and process platform.

Teaming Agreement with Honeywell (Including Offtake of 19 GWh of Battery Cells)

On December 10, 2021, FREYR and Honeywell entered into a teaming agreement pursuant to which Honeywell will purchase 19 GWh of battery cells produced by FREYR from 2023 through 2030 for a multitude of energy storage systems application and FREYR will, subject to viability, leverage Honeywell’s leading technology offerings, including integrated automation, field instrumentation and security integration solutions in their manufacturing process.

Through the agreement, Honeywell and FREYR intend to provide smart energy storage solutions to address the needs of a wide range of commercial and industrial customers alike. Subject to viability, FREYR will leverage Honeywell’s broad automation and software expertise including automation systems, quality assurance and controls, and industrial software to provide manufacturing capacity at scale in Europe and the U.S.

The battery cells produced through this project can be utilized by “behind-the-meter” or industrial locations, as well as “front-of-the-meter” locations like large solar and wind renewable power generation sites.

Supplier Agreement with Glencore International AG (“Glencore”)

On November 15, 2021, FREYR entered into a contract with Glencore for the supply of up to 1,500 metric tons of high grade, sustainably sourced cobalt metal cut cathodes made from at least 50% recycled cobalt produced at Glencore’s Nikkelverk facility in Norway. The supply contract follows the Letter of Intent between FREYR and Glencore announced on February 9, 2021. Cobalt is a core component in our lithium-ion battery cells. FREYR and Glencore plan on collaborating closely to minimize our carbon footprint and define actions and milestones to meet the common ambition of developing carbon neutral material, including the potential use of carbon offsets schemes. FREYR will also collaborate to develop a scheme to introduce recycling certificates to document the delivery of recycled material as well as on the collection and processing of battery scrap generated during the production of battery material and cells.

FREYR and Glencore will also explore potential collaboration for battery material and battery scrap recycling and work together to assure responsible sourcing and recycling through third-party audits.

Joint Venture with Koch Strategic Platforms (“KSP”)

On October 8, 2021, FREYR formed a joint venture with KSP with a 50%/50% ownership structure. The joint venture has been formed to advance the development of clean battery cell manufacturing in the United States. As part of this agreement, both parties agreed to contribute $3.0 million for the initial costs related to developing the first gigafactory to project concept selection. The joint venture has secured a license from 24M to deploy 24M’s SemiSolidTM platform technology (see Financial Statements - Note 14 for more information). In conjunction, KSP and FREYR has invested $70 million in convertible promissory notes with 24M, under which KSP and FREYR invested $50 million and $20 million, respectively (see Financial Statements - Note 15 for more information).

24M

FREYR has entered into the binding 24M License to use 24M’s process technology and accelerate FREYR’s time to market. The 24M License excludes rights to manufacture, offer for sale or sell battery cells within Japan and the ASEAN until December 31, 2022. Furthermore, the 24M License provides for limited but relevant exclusivity within certain market segments (see “FREYR Business Model — Licensing Strategy” and “FREYR Business Model — FREYR’s Planned Production Process Based on 24M Technologies’ Platform” for more information).

Mpac

On July 23, 2021, FREYR entered into a contract for the provision of a casting and unit cell assembly machine (the “Purchase Agreement”) with Mpac Lambert Limited (“Mpac”). Mpac will supply the casting and unit cell assembly machine for FREYR’s customer qualification plant. This will include the design, engineering, construction and installation of such equipment, as well as training of FREYR personnel.

FREYR has the option of extending the contract to FREYR’s planned Gigafactories 1, 2 and 3, subject to the terms and conditions of the Purchase Agreement. The contract price is approximately $13.8 million, of which 40% was paid upon signing of the contract; 40% was paid upon the commencement of building the equipment; 5% is payable when factory acceptance testing is completed and the factory acceptance testing checklist is approved by Mpac and FREYR, and 15% is payable when commissioning and site acceptance test are completed and when the site acceptance test checklist is confirmed by the Mpac and FREYR.

FREYR may cancel or suspend the contract upon notice at any time. Following such cancellation, FREYR shall pay the unpaid balance due to Mpac for the part of the work already performed and for materials ordered prior to the cancellation, and certain other costs and expenses. Mpac may terminate the contract with immediate effect if FREYR becomes insolvent or unable to pay debts when due. If FREYR breaches the contract, Mpac is entitled to request an adjustment to the contract schedule or price. The contract contains representations, warranties and indemnities that are customary to commercial agreements of this nature.

Mo Industripark

On July 19, 2021, FREYR entered into two lease agreements with Mo Industripark with respect to the area to be used for the customer qualification plant. In addition, FREYR and Mo Industripark AS have signed a letter of intent for a brownfield industrial area available to FREYR for developing sustainable lithium-ion battery cell production facilities in Mo i Rana, Norway, using 100% renewable energy. The letter of intent provides FREYR with an exclusive right to lease and develop a further 70,000m2 brownfield industrial site and a first right of refusal for a third brownfield industrial site area of 100,000m2, all within the Mo Industripark.

Finnish Minerals Group and the City of Vaasa, Finland

On May 31, 2021 FREYR entered into two non-binding memoranda of understanding (“MoUs”) with Finnish Minerals Group and the City of Vaasa, Finland for strategic collaborations on the potential development of industrial scale battery cell technology and production in Finland.

Finnish Minerals Group acts as a holding company in the Finnish mining and chemical industries, provides low-carbon materials to the battery industry and is supportive of establishing local Nordic and European battery technology supply chains. The MoU with Finnish Minerals Group aims to create a potential industrial scaling of battery cell technology including the development of both traditional and next-generation production capacity within Finland. The MoU with the City of Vaasa provides FREYR with the exclusive right to a 90-hectare (900,000m2) site for a potential battery cell plant and states that the parties will explore opportunities for joint site-development to accelerate supply of low-carbon and low-cost batteries in Finland.

Research & Development and Intellectual Property

FREYR’s two business models, licensing and joint venture, will both allow it to scale its production by leveraging the intellectual property of its licensing and joint venture partners. FREYR also plans to establish an R&D lab and a test center within its customer qualification plant in order to qualify new suppliers and have full testing capabilities of cells and materials for ongoing quality assurance.

FREYR is considering expanding R&D capabilities over time to support raw material localization, customer testing, in-house cell design and new technology integration. FREYR also plans to utilize R&D collaboration networks with technology providers and research organizations.

Employees and Human Capital

FREYR’s people are vital to its success battery cell industry, and its long-term success depends on its people. FREYR strives to make its employees feel as though they are a top priority. FREYR’s goal is to ensure that it has the right talent, in the right place, at the right time. It does that through its commitment to attracting, developing and retaining its employees.

FREYR has a diversified and experienced management team. The team combines strategic partnership and battery expertise, execution track-record from large scale industry and renewable energy projects as well as experience from disruptive technology and battery and electrical automotive industries. The FREYR team has relevant global in and out-licensing experience with a deep understanding of licensing best practices.

As of December 31, 2021, FREYR had 119 employees.

FREYR strives to attract individuals who are people-focused and share its values. FREYR has competitive programs dedicated to selecting new talent and enhancing the skills of its employees. In its recruiting efforts, it strives to have a diverse group of candidates to consider for its roles. To that end, it has strong relationships with a variety of industry associations that represent diverse professionals and with diversity groups on university and college campuses where it recruits.

FREYR has designed a compensation structure, including an array of benefit plans and programs, that it believes is attractive to current and prospective employees. FREYR also plans to offer employees the opportunity to participate in a variety of professional and leadership development programs. Its program includes a variety of industry, product, technical, professional, business development and leadership trainings.

FREYR seeks to retain its employees by using their feedback to create and continually enhance programs that support their needs. FREYR has formal annual goal setting and performance review processes for its employees. It has a values-based culture, an important factor in retaining its employees. FREYR’s training to share and communicate its culture to all employees plays an important part in this process. FREYR is committed to having a diverse workforce, and an inclusive work environment is a natural extension of its culture. FREYR recently renewed its commitment to ensuring that all its employees feel welcomed, valued, respected and heard so that they can fully contribute their unique talents for the benefit of their careers, the Company and its stakeholders.

FREYR takes a proactive approach to philanthropy and driving meaningful change in the world, holding itself accountable to leading by example. FREYR monitors and evaluates various turnover and attrition metrics throughout its management teams. Its annualized voluntary turnover is forecasted to be relatively low, as is the case for turnover of its top performers, a record which it attributes to its strong values-based culture, commitment to career development and attractive compensation and benefit programs.

Since FREYR’s workplace technologies can be securely accessed remotely, during the ongoing COVID-19 pandemic, FREYR transitioned to a partly remote workforce. FREYR has prioritized virtual communications, wellness programs and work-life balance adaptation that has increased engagement and supports its trust-first mentality. Recognizing safety as a priority, once safe to return, FREYR’s people will have the opportunity to work at its office locations with a continued hybrid set-up allowing for some remote office days.

Government Regulation/Compliance

FREYR intends to comply with and operate in accordance with Norwegian health, safety and environment requirements for projects in Norway, including health and safety regulations for employees and contractors, both in project development, construction and operation of facilities. FREYR will also be subject to specific safety regulations applicable to the business, for instance in relation to handling of high voltage electricity in the production facilities, chemicals and materials handling and explosion hazard. The Norwegian Directorate for Civil Protection (DSB) has, based on information from FREYR, concluded that the company will not be subject to the regulation related to MAPP (Major Accident Prevention Policy).

There are government regulations pertaining to battery safety, transportation of batteries, factory safety, and disposal of hazardous materials, reuse and recycling, and emissions to land, water and air. The license and sale of our batteries abroad could be subject to export controls in the future, and the draft new EU Battery Regulations introduce additional requirements on documentation on reuse of materials, CO2 footprint, and sourcing of materials, and on single battery traceability and reporting.

Compliance with these rules and regulations will increase FREYR’s legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on FREYR’s systems and resources.

Government Grants

Innovation Norway

On February 12, 2021, FREYR was awarded a grant of approximately NOK 39 million ($4.6 million based on NOK/USD exchange rate at the time of the transaction) for research, development and innovation in the environmental technology category by Innovation Norway. The grant will be paid out in three installments based on meeting certain milestones in the agreement, in which the last payment milestone is payable after the final project report is approved. The grant is subject to certain conditions and will be earned only upon successful completion of these conditions. Two payments were received in 2021, with the last milestone payment expected during first half of 2022, pending project completion and final project report. As of December 31, 2021, we recognized $1.3 million as deferred income within the consolidated balance sheet. For the year ended December 31, 2021, $2.3 million was recognized as other income within the consolidated statements of operations and comprehensive loss.

ENOVA

On March 1, 2021, FREYR was awarded a grant of approximately NOK 142 million ($16.5 million based on NOK/USD exchange rate at the time of the transaction) from the Norwegian Ministry of Climate and Environment through ENOVA SF as part financing for the development and construction of the customer qualification plant in Mo i Rana, Norway. ENOVA is an enterprise owned by the Ministry of Climate and Environment. This grant will be paid as reimbursements of 25% of the costs incurred for the customer qualification plant from December 1, 2020 to December 1, 2024, in responses to requests made by FREYR for such reimbursement, which must be made at a minimum of twice per year. FREYR can begin to make requests for reimbursements when it can document that financing for such customer qualification plant has been secured, meaning that requests can be made following the closing of the Business Combination. ENOVA will withhold 20% of the grant until the customer qualification plant is completed, which in accordance with the terms of the grant must happen before December 1, 2024. The grant is subject to certain conditions and will be earned only upon successful completion of these conditions. As of December 31, 2021, we had not yet satisfied the requirements and thus have not reduced the carrying amount of the pilot plant by any grant amount.

PROPOSED ORGANIZATIONAL STRUCTURE UPDATE

In December 2021, FREYR began contemplating an updated organizational structure, which was subsequently announced to all global employees in January 2022. As the global battery landscape is extremely dynamic, FREYR reviewed and ultimately decided to effect a new organizational model that would allow it to transition from a single-player industry player to a geographically diverse and more competitive company with a focus on establishing scale and expanding its global footprint.

To address FREYR’s expansion across several regions, including the U.S. and Finland, the Company has decided to modify its organizational structure, commencing in fiscal year 2022, with (i) a small but highly capable and dedicated team globally at the FREYR Battery level to focus on international sales, growth initiatives and strategic mergers and acquisitions opportunities and global coordination and (ii) the addition of country-specific business units in Norway, the U.S. and Finland (with FREYR Battery Norway AS to serve as a service provider for FREYR Battery, FREYR Battery Finland Oy and FREYR Battery US Holding, Inc. for matters related to global human resources and recruitment services, global communication and global ESG and sustainability efforts). FREYR Battery Norway AS will also act as a center of excellence for all FREYR entities, with a focus on material sourcing, technology, project execution and operational excellence workstreams. For further information on FREYR’s subsidiaries, see Exhibit 21.1 (List of Subsidiaries).

Further developments regarding the updated organizational structure, including the selection of management of the country-specific business units, will be finalized and communicated throughout fiscal year 2022.

Available Information

Our website is www.freyrbattery.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act, through the SEC website at www.sec.gov and searching with our ticker symbol “FREY.” Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting Jeffrey Spittel, Vice President, Investor Relations at jeffrey.spittel@freyrbattery.com.

Item 1A. Risk Factors

Summary of Risk Factors

The following summarizes the significant factors, events and uncertainties that could create risk with an investment in our securities. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, strategy, financial condition, operating results, cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider as presenting significant risks to our operations.

●	Changes adversely affecting the battery industry and the development of existing or new technologies;

●	The effect of the COVID-19 pandemic on our business;

●	The failure of 24M technology or our batteries to perform as expected;

●	24M or other future counterparties will provide similar licenses to other manufacturers which will increase our competition;

●	Our ability to manufacture battery cells and to develop and increase our production capacity in a cost-effective manner;

●	The electrification of energy sources does not develop as expected, or develops more slowly than expected;

●	Technological developments in existing technologies or new developments in competitive technologies that could adversely affect the demand for our battery cells;

●	General economic conditions;

●	Increases in the cost of electricity or raw materials and components;

●	Our ability to protect our intellectual property;

●	Changes in applicable laws or regulations, including environmental and export control laws;

●	Our ability to attract and retain key employees;

●	Our ability to execute and realize our business strategy and plans;

●	Our ability to target and retain customers and suppliers;

●	The failure to build our finance infrastructure and improve our accounting systems and controls;

●	Our ability to assert, enforce and otherwise protect against unauthorized use of intellectual property rights licensed from 24M, which could result in our competitors using the intellectual property to offer products;

●	The outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims;

●	Whether and when we might pay dividends;

●	Our ability to source materials from an ethically- and sustainably-sourced supply chain and 24M-qualified suppliers in sufficient quantities;

●	The result of future financing efforts;

●	The cost-competitiveness, carbon footprint, energy density and charge-rates of our batteries;

●	The timing, capacity, configurations and locations of our battery factories and production lines;

●	The planned construction and production dates for the customer qualification plant and the planned construction period for each of our Gigafactories;

●	The cost to build the customer qualification plant and the Gigafactories;

●	Our expectations for our general and administrative expenses;

●	Our expectations about market supply, demand and other dynamics, including the number of industrial-scale battery manufacturing facilities in Norway, supply costs, regulatory developments, increased globalization, consolidation in the automotive and energy industries;

●	The use and mix of lithium-nickel-manganese-oxide and lithium-iron-phosphate battery chemistries, including shifts in the battery chemistry mix due to conversations with potential customers;

●	The market segments that we will initially target;

●	Whether we will successfully enter into or obtain, and the impact of failing to sign or obtain, customer offtake agreements or meeting conditions, necessary consents, other commercial agreements, permits or licenses in a timely manner or at all;

●	Our ability to enter successful joint venture partnerships and licensing arrangements; and

●	Our ability to commercialize 24M and other technology.

Risks Relating to Development and Commercialization of FREYR’s Battery Cells

FREYR’s success will depend on its ability to manufacture battery cells, and to do so economically, at scale, of sufficient quality, on schedule and to customers’ specifications.

FREYR’s future business depends in large part on FREYR’s ability to execute the plans to develop, manufacture, market and sell its battery cells and to deploy the battery cells at sufficient capacity and to pre- agreed specifications to meet the demands of customers. FREYR has no prior experience to date in manufacturing its battery cells. FREYR cannot be certain that the technologies it intends to use will result in efficient, automated, low-cost manufacturing capabilities and processes, that will enable FREYR to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market FREYR’s battery cells. Even if FREYR is successful in developing its manufacturing capability and processes and reliably sourcing its component supply, it cannot be certain whether it will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond FREYR’s control such as problems with suppliers and vendors, or in time to meet its commercialization schedules or to satisfy the requirements of customers. For example, costs for the construction of FREYR’s customer qualification plant will be significantly higher than initially forecasted. As part of making the final investment decision for the customer qualification plant, FREYR considered potential customer feedback and the value of future flexibility, including flexibility related to NMC and LFP manufacturing, size of electrodes, and increased automation, which led to FREYR’s decision to acquire certain upgraded equipment and implement a more complex equipment installation design. On July 23, 2021, FREYR entered into a contract with Mpac Lambert Limited (“Mpac”) for the supply of critical production line machinery in its customer qualification plant, the casting and unit cell assembly. Another factor in increased construction costs is the inflationary pressure on prices of equipment and building materials experienced in the first half of 2021. Such developments may, and further substantial increases in costs or delays in construction could, have a material adverse effect on FREYR’s business, prospects, operating results and financial condition.

FREYR’s licensing strategy is subject to various risks which could adversely affect FREYR’s business and future prospects. There are no assurances that 24M or other future counterparties will not provide similar licenses to other manufacturers which will increase the competition faced by FREYR.

As part of its strategy to license in process technology, FREYR has entered into a licensing and services agreement with 24M (the “24M License”) to use 24M’s process technology and accelerate FREYR’s time to market. FREYR’s business, competitive advantage and financial results rely heavily on the technology licensed from 24M and the relationship with 24M. However, 24M may have economic, business or legal interests or goals that are inconsistent with those of FREYR. Any disagreements with 24M or other future counterparties may impede FREYR’s ability to maximize the benefits of its licensing strategy and slow or otherwise adversely impact the development or deployment of FREYR’s battery plants. Among other things, 24M has the right to terminate the 24M License in various circumstances, including based on FREYR’s failure to achieve a defined production-rate milestone within a required timeframe, and for cause based on FREYR’s material breach, subject to cure rights and other procedural protections for dispute resolution where allegations of breach are disputed. In addition, if 24M is unable or unwilling to meet its economic or other obligations under the 24M License, FREYR may be required to either fulfill those obligations alone or be unable to replicate the services to be provided by 24M. FREYR is not currently engaged in discussions with other licensors for alternative technology and, as a result, any disagreement with 24M or termination of the license agreement could result in a material adverse effect on FREYR’s business, prospects and financial results.

Pursuant to the 24M License, FREYR’s license from 24M excludes rights to (a) manufacture battery cells within each of Japan and the members of the Association of Southeast Asian Nations (“ASEAN”) until December 31, 2022 and (b) sell and offer to sell battery cells within each of Japan and the ASEAN until a future date currently estimated for each to be December 31, 2022. Furthermore, the 24M License only provides for limited exclusivity. With the exception of direct grants to any company that produces more than 500,000 cars and/or more than 10,000 trucks or buses annually, 24M will refrain from granting any license to manufacture battery cells within (i) Denmark, Norway, Sweden, Finland, Greenland, and Iceland (collectively, the “Scandinavian Region”) through December 31, 2023 and (ii) the European Economic Area (“EEA”), excluding the Scandinavian Region and the grant of no more than two licenses, inclusive of that granted to FREYR in the 24M License through December 31, 2023, in either case wherein the battery cell is produced for use, used or sold for grid connected electricity storage system applications that have more than 200 kWh of lithium-ion battery storage capacity, excluding any applications related to automotive charging or discharging. The exclusivity protection period can be extended for the Scandinavian Region beyond December 31, 2023 if FREYR pays an exclusivity fee. 24M may provide similar licenses to FREYR’s competitors in market segments or in geographic areas not covered by these terms. The use by FREYR’s competitors or potential competitors of 24M technology as a result of the limitations of the 24M license could result in a material adverse effect on FREYR’s business, prospects and financial results.

FREYR may license technology that has not been commercialized or commercialized only to a limited extent, and the success of FREYR’s business depends on technology licensed performing as expected.

The technology licensed from 24M has been commercialized only to a limited extent and may not perform as expected. FREYR’s business plans are dependent on the technology from 24M performing as expected. If the cost, performance characteristics, simplified manufacturing process or other specifications of the technology licensed from 24M or another counterparty fall short of FREYR’s targets, FREYR’s projected sales, costs, time to market, competitive advantage, product pricing and margins would likely be adversely affected. In addition, FREYR may license technology from other third parties, which may not have been commercialized broadly or at all. If the technology that FREYR licenses does not perform as expected, FREYR’s competitive advantage, prospects, business and financial results may be adversely affected.

FREYR’s execution of its joint venture strategy is in a very early stage and is also subject to various risks which could adversely affect FREYR’s business and future prospects.

FREYR plans to enter into joint venture arrangements with established battery cell manufacturers or original equipment manufacturers (“OEMs”) pursuant to which it will develop production facilities customized to the partner’s design and process technology. However, there is no assurance that FREYR will be able to consummate the applicable definitive joint venture agreements as contemplated to commercialize the battery cells. For example, FREYR’s joint venture plans with various OEMs will require that FREYR enter into certain additional arrangements regarding the purchase of battery cells by the OEM joint venture partners. There can be no assurance that the parties will be able to agree to pricing or other terms that are financially beneficial or otherwise not unfavorable for FREYR. Joint venture arrangements may require FREYR, among other things, to pay certain costs, make certain capital investments or to seek the joint venture partner’s consent to take certain actions. In addition, if a joint venture partner is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, FREYR may be required to either fulfill those obligations alone to ensure the ongoing success of the joint venture or to dissolve and liquidate the joint venture. These factors could result in a material adverse effect on FREYR’s business, prospects and financial results.

FREYR may not be able to engage target customers successfully and to convert such contacts into meaningful orders in the future.

FREYR’s success depends on its ability to generate revenue and operate profitably, which depends in part on its ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. FREYR does not currently have any revenue or definitive off-take agreements (i.e., a contractual agreement to purchase output from our planned production facilities) with customers in place. FREYR has entered into and plans to enter into further conditional off-take agreements with customers, such as power companies and EV OEMs. If FREYR is unable to negotiate, finalize and maintain such agreements and satisfy the conditions thereto in order to enter into definitive agreements, or is only able to do so on terms that are unfavorable to FREYR, it will not be able to generate any revenue, which would have a material adverse effect on its business, prospects, operating results and financial condition.

FREYR anticipates that in some cases its battery cells will be delivered to certain customers on an early trial deployment basis, where such customers have the ability to evaluate whether FREYR’s products meet their performance requirements before they commit to meaningful orders. If FREYR’s targeted customers do not commit to make meaningful orders, or at all, it could adversely affect FREYR’s business, prospects and results of operations. FREYR’s customers may require protections in the form of price reductions and similar arrangements that allow them to require FREYR to deliver additional battery cells or reimburse them for losses they suffer as a result of FREYR’s late delivery or failure to meet agreed upon performance specification. Delays in delivery of FREYR’s battery cells, unexpected performance problems or other events could cause FREYR to fail to meet these contractual commitments, resulting in delays in obtaining necessary materials used in FREYR’s production process, defects in material or workmanship or unexpected problems in FREYR’s manufacturing process, which could lead to unanticipated revenue and earnings losses and financial penalties. The occurrence of any of these events could harm FREYR’s business, prospects, results of operations and financial results.

FREYR has entered into conditional off-take agreements which impose a number of technical, commercial and operational conditions that must be satisfied before definitive off-take arrangements or agreements may be entered into.

FREYR has entered into conditional off-take agreements with two potential customers. Such agreements include technical, commercial and operational conditions that we and/or the potential customers must satisfy before definitive off-take agreements may be entered into or other binding off-take obligations take effect. If FREYR or the customers are unable to meet such conditions, or FREYR is only able to enter into such agreements or obligations on terms that are unfavorable to us, it may have a material adverse effect on our business, prospects, operating results and financial condition.

FREYR may not be able to establish sufficient supply relationships for necessary components and materials which could prevent or delay the introduction of FREYR’s product and negatively impact its business.

FREYR will rely on third-party suppliers for components necessary to develop and manufacture its battery cells, including key supplies, such as cathode, anode and other material. FREYR has begun discussions with key suppliers, and has entered into certain frame agreements and non-binding head of terms agreements, memoranda of understanding or letters of intent with some potential key suppliers, but has not yet entered into definitive agreements for the supply of these materials. To the extent that FREYR is unable to enter into commercial agreements with these suppliers on beneficial terms, or at all, or these suppliers experience difficulties ramping up their supply of materials to meet FREYR’s requirements, the introduction of FREYR’s battery cells will be delayed. FREYR intends to brand itself as a builder of, and develop a reputation for building environmentally clean, low-cost battery cells from an ethically- and sustainably-sourced supply chain to attract customers and grow its business. If FREYR is unable to partner with such suppliers, FREYR’s business and financial prospects could be adversely affected. FREYR’s business also depends on such materials being available in Norway, Finland, the U.S. and other geographic areas where we plan to operate, so any negative developments in Norway, including but not limited to political or economic conditions or natural disasters or catastrophes could have a significant effect on FREYR’s ability to source supplies needed for its business. To the extent FREYR’s suppliers experience any delays in providing or developing the necessary materials, FREYR could experience delays in delivering on its timelines. In addition, FREYR cannot guarantee that its suppliers will not deviate from agreed-upon quality standards.

In addition, FREYR will depend initially on a number of third-party suppliers that have pre-existing relationships with 24M. As a result, any disagreement under or termination of the agreement with 24M may negatively affect FREYR’s ability to maintain relationships with such third-party suppliers and materially and adversely affect FREYR’s results of operations, financial condition and prospects.

Any disruption in the supply of components or materials could temporarily disrupt production of FREYR’s battery cells until an alternative supplier is able to supply the required material. The production of FREYR’s battery cells involves complex multiple value chains, such that disruption in one component of the supply chain could materially affect another and there are multiple possibilities for disruptions to arise, which could lead to further delays and adverse effects on the business and FREYR’s prospects. Changes in business conditions, unforeseen circumstances, governmental changes, the spread of COVID-19 and other factors beyond FREYR’s control or which it does not presently anticipate, could also affect its suppliers’ ability to deliver components to FREYR on a timely basis. Any of the foregoing could materially and adversely affect FREYR’s results of operations, financial condition and prospects.

Substantial increases in the prices for FREYR’s raw materials and components, some of which are obtained in volatile markets where demand may exceed supply, could materially and adversely affect FREYR’s results of operations, financial conditions and negatively impact FREYR’s prospects.

FREYR expects to incur significant costs related to procuring components and materials required to manufacture and assemble its battery cells. FREYR expects to use various materials in its battery cells, including rare earth materials such as lithium and cobalt, that will require FREYR to negotiate purchase agreements and delivery lead-times on advantageous terms. FREYR has begun discussions with key suppliers but has not yet entered into definitive agreements for the supply of these materials. Since the beginning of 2021 there have been increases in the costs of and demand for certain raw materials, and FREYR cannot predict with certainty whether these changes are temporary or permanent. FREYR’s business model, brand and reputation will depend on the ability to find ethically sourced materials. If FREYR is unable to do so, FREYR’s time to market, competitive advantage, sales, prospects and financial condition may be adversely affected. In addition, prices for such materials, most notably lithium, have been volatile and may, together with other key components, increase significantly as a result of an increased electrification and demand for materials required to manufacture and assemble battery cells. FREYR may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to FREYR. FREYR is exposed to multiple risks relating to the availability and pricing of such materials and components. Given the competitive nature of the market FREYR operates in, it is unlikely that increases in expenses can be passed on to customers, thus substantial increases in the prices for FREYR’s raw materials or components would materially and adversely affect FREYR’s business, increase its operating costs and negatively impact FREYR’s results of operations, financial conditions and prospects.

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit FREYR’s ability to obtain key components for its battery cells or significantly increase freight charges, raw material costs and other expenses associated with FREYR’s business, which could further materially and adversely affect its results of operations, financial condition and prospects.

FREYR may be unable to adequately control the costs associated with its operations and the components necessary to manufacture its battery cells.

FREYR’s ability to become profitable in the future will not only depend on its ability to successfully market its battery cells and services, but also to forecast and control its costs. If FREYR is unable to adequately forecast costs or to cost-efficiently manufacture, market, sell, and distribute its battery cells, its margins, profitability and prospects would be materially and adversely affected. For example, costs for the construction of FREYR’s customer qualification plant will be significantly higher than initially forecasted. As part of making the final investment decision for the customer qualification plant, FREYR considered potential customer feedback and the value of future flexibility, including flexibility related to NMC and LFP manufacturing, size of electrodes, and increased automation, which led FREYR to decide to acquire certain upgraded equipment and implement a more complex equipment installation design. On July 23, 2021, FREYR entered into a contract with Mpac for supply of critical production line machinery in its customer qualification plant, the casting and unit cell assembly. Another factor in increased construction costs is the inflationary pressure on prices of equipment and building materials experienced in the first half of 2021 and continuing today. FREYR has also received preliminary input on plans relating to Gigafactory 1, which input reflects similar trends in costs.

FREYR has not yet produced any battery cells and its forecasted cost advantage for the production of these cells at scale in order to be competitive with other lithium-ion battery cells, will require FREYR to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated for mature battery, battery material, and ceramic manufacturing processes, that FREYR has not yet achieved. If FREYR is unable to achieve these targeted rates, its business and prospects will be adversely impacted.

FREYR’s future success depends in part on the ability to equip and construct manufacturing facilities, develop and increase its production capacity and to be able to do so on time, within its expected budget for capital expenditures, and in a cost-effective manner.

To the extent FREYR is successful in growing the business, FREYR will need to develop production capacity and increase it. FREYR has made the final investment decision to proceed with construction only of its customer qualification plant, which will be used to provide samples to enable early customer engagement and to test new material suppliers and new solutions over time. Following the investment decision of the CQP, construction work is on-going in Mo i Rana, Norway. FREYR’s ability to plan, construct and equip manufacturing facilities, including FREYR’s CQP and its Fast-Track manufacturing plants is subject to significant risks and uncertainties, including the following:

●	The final investment decision to proceed with construction of each of FREYR’s Gigafactories is conditioned, as a matter of policy upon FREYR having entered into off-take agreements with customers that represent at least 50% of the capacity for each of the first three years of any such Gigafactory’s operation. Delays or inability to enter into binding agreements with customers could therefore delay the construction of FREYR’s Gigafactories.

●	The construction and expansion of any manufacturing facilities will also be subject to the risks inherent in the development and construction of new facilities, including risks of delays and cost overruns as a result of factors outside FREYR’s control, such as delays in government approvals, burdensome permitting conditions, increases in the costs of equipment and building materials, and delays in the delivery of manufacturing equipment and subsystems that FREYR manufactures or obtains from suppliers.

●	Manufacturing equipment may take longer and cost more to engineer and build than expected, and may not operate as required to meet FREYR’s production plans. FREYR has recently experienced indications of a general inflationary pressure. FREYR cannot predict with certainty whether this is temporary or permanent.

●	FREYR may depend on third-party relationships in the development and operation of additional production capacity, which may subject FREYR to the risk that such third parties do not fulfill their obligations under arrangements with them. For example, FREYR entered into an agreement with Mpac for the casting and unit cell assembly machine in its CPQ. The casting and unit cell assembly sits at the heart of the battery cell production process, and any disagreement with Mpac, termination of the agreement, or delay or non-fulfillment of Mpac’s obligations under such agreement may adversely impact FREYR’s business, prospects and financial condition.

●	FREYR may be unable to attract or retain qualified personnel.

If FREYR is unable to build and expand its manufacturing facilities, FREYR may be unable to scale the business. If the demand for FREYR’s battery cells or production output decreases or does not rise as expected, FREYR may not be able to spread a significant amount of its fixed costs over the production volume, thereby increasing per unit fixed cost, which would have a negative impact on FREYR’s financial condition and results of operations. To build its manufacturing facilities and expand FREYR’s production capacity, FREYR will need to hire, train and retain a considerable number of qualified employees. If FREYR is unable to attract, train and retain such personnel, its business, prospects and financial condition may be adversely affected.

FREYR is subject to risk relating to the construction and development activities of its manufacturing facilities.

The development phase of the manufacturing facilities includes obtaining several consents, commercial agreements, permits and licenses from relevant authorities and stakeholders to secure rights for construction and operation activities. On July 19, 2021, FREYR entered into two lease agreements with Mo Industripark with respect to the area to be used for the customer qualification plant. Pursuant to an earlier letter of intent, FREYR also has an exclusive right to lease and develop a second area as well as a first right of refusal for a third area, which expires on June 30, 2022. FREYR has also obtained a non-binding memorandum of understanding with the City of Vaasa, Finland, which provides FREYR with the exclusive right until July 22, 2022 to a 90-hectare site for a potential Gigafactory. Mo Industripark AS has certain permits related to its status as a regulated industrial zone, and FREYR has the consents, agreements, permits and licenses needed for its planned construction activities with respect to the CPQ; however, FREYR does not have all consents, agreements, permits or licenses needed for operation of the CPQ or its planned construction and operation activities with respect to the Gigafactories. Failure to obtain, delay in obtaining or losing necessary consents, commercial agreements, permits and licenses could result in delay or termination of development activities. Examples of conflicts that may arise from development are restriction of FREYR’s actions due to new or evolving environmental legislation, grid interdependencies and grid connection, proximity to existing infrastructure, and conflicts with non- governmental organizations regarding the use of land for the manufacturing facilities. If such conflicts arise, FREYR may be delayed or prevented from building and expanding its manufacturing facilities, which would have a negative impact on FREYR’s financial conditions, prospects and results of operations.

FREYR has obtained certain rights to use, but does not own, the land for any of its planned manufacturing facilities. If FREYR is unable to conclude fully termed agreements to all the land to which FREYR has certain rights within the deadlines set forth in the letter of intent with Mo Industripark AS (see the section titled “Information about FREYR — Partnerships”) and memorandum of understanding with the City of Vaasa, Finland, or on terms favorable to FREYR, it may be delayed or prevented from building its manufacturing facilities, which would have a negative impact on FREYR’s business, results of operation, financial condition and prospects. FREYR has not obtained rights to use and does not own any land for any manufacturing facilities aside from those described in the section titled “Information about FREYR — Partnerships”, below, and the rights related to the land in the City of Vaasa, Finland.

FREYR is sensitive to increases in the cost of supply of electricity, which is obtained in a highly regulated marketplace, susceptible to changes in the regulatory regime.

Access to low cost and reliable sources of electricity is important to FREYR’s business. The business depends on low electricity prices in Norway and any fluctuation in such prices could adversely affect FREYR’s business and prospects. Electricity prices are determined in a highly regulated Norwegian and EEA-wide marketplace, in which local prices are also strongly affected by constraints and changes in constraints on transmission and storage of electricity. FREYR has noticed an increase in electricity prices since the beginning of 2021, and cannot predict with certainty whether these changes are temporary or if additional increases will occur. Changes in the regulations and changes in infrastructure may increase FREYR’s cost of electricity to an extent which may not be passed on to customers through increased battery cell prices, and such price increases may reduce demand. There is no guarantee that contracts for sale of battery cells will allow for full offset of increased costs of electricity. In the future, FREYR will seek to mitigate this risk by entering into long-term electricity supply contracts to secure base volume and predictable prices and to secure some price adjustment in its battery cells sales contracts to partially offset any increase in electricity prices. However, there can be no assurance that FREYR will be able to do so on terms favorable to FREYR and that these will be effective, capture all risk or continue to be available to FREYR.

Accordingly, the failure to enter into electricity contracts on favorable terms or an increase in the price of electricity could materially adversely affect FREYR’s future earnings and may prevent FREYR from effectively competing in certain of its markets. Further, should the spot price for electricity fall below the hedging costs, these hedges may also weaken FREYR’s competitors without electricity cost hedging. This could in turn have a material adverse effect on FREYR’s business, results of operations, financial condition and prospects. FREYR is also exposed to changes in grid tariffs as a result of contemplated investments in power grids in Norway, and potentially as a result of changes in the grid structure, either of which would likely cause the grid operator to raise tariffs in order to finance such investments or changes. Any such increases could in turn have a material adverse effect on FREYR’s business, results of operations, financial conditions and prospects.

FREYR will rely on complex machinery for its operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

FREYR will rely heavily on complex machinery for its operations and the production of its battery cells to operate large-scale manufacturing. FREYR has not yet acquired, developed or operated with such machinery and the work required to design, secure and integrate this equipment into the production of FREYR’s battery cells is time intensive and requires FREYR to work closely with equipment providers, such as Mpac, as well as technology providers, such as 24M, to ensure that it works properly for FREYR’s specific licensed-in battery technology. The production technology will be provided by third parties. FREYR has not entered into binding agreements with respect to such technology (other than with 24M), and there is no guarantee that FREYR will be able to do so. To the extent FREYR enters into additional binding agreements with such third parties, there is no guarantee that FREYR may have recourse or any guarantee from the providers that such third party production technology or machinery will perform as expected. Additionally, FREYR plans to enter into equipment purchase agreements directly with suppliers and 24M will not be a party to such agreements. Accordingly, although such purchasing decisions will be partially based on 24M’s input regarding the design and integration of this equipment, FREYR will not have recourse or guarantee from 24M for such input, including if the equipment cannot be successfully integrated. FREYR will be responsible for any costs associated with achieving operability and integration of the equipment. There is risk that FREYR will be unable to successfully operate such machinery and this design and integration work, including the work to be performed by Mpac, will involve a significant degree of uncertainty and risk and may result in the delay in the scaling up of production or result in additional significant cost to FREYR’s battery cells. Such machinery is intended to operate on a highly automated basis and if that does not occur, it could have a material adverse effect on FREYR’s cost expenditures.

Both FREYR’s CPQ and its Fast-Track manufacturing plants will require complex machinery. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of FREYR’s production equipment may significantly affect the intended operational efficiency as can failures by suppliers to deliver necessary components of FREYR’s products in a timely manner and at prices and volumes acceptable to FREYR, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fire, and seismic activity and natural disasters.

Operational or technical problems with FREYR’s manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. In addition, in some cases operational or technical problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational or technical problems could have a material adverse effect on FREYR’s business, results of operations, cash flows, financial condition or prospects.

If FREYR’s planned manufacturing plants in Mo i Rana do not become operable on schedule, or at all, or become inoperable, production of FREYR’S battery cells and FREYR’s business will be harmed.

FREYR expects to assemble and produce its battery cells at the CPQ in Mo i Rana, Norway, with production to begin in the end of 2022 at the earliest. FREYR has obtained certain rights to use, but does not own, the land for any of its planned manufacturing facilities. The plants may be harmed or rendered inoperable, or the construction or expansion of the plant may be halted, by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for FREYR to manufacture its battery cells for some period of time. The plant and the equipment FREYR uses to manufacture the battery cells would be costly to replace and could require substantial lead time to replace and qualify for use. In addition, as result of the concentration of the planned manufacturing facilities in Mo i Rana, FREYR’s operations would be more significantly affected by negative developments in Norway, including but not limited to economic or political conditions, such as natural disasters or catastrophes, than if its operations were spread out over several regions. If FREYR decides to pursue a manufacturing facility in other locations, then FREYR’s operations may also be more significantly affected by negative developments in such locations, including but not limited to economic or political conditions, such as natural disaster or catastrophes. The inability to produce FREYR battery cells or the backlog that could develop if the manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm FREYR’s reputation. Although FREYR plans to obtain and maintain insurance for damage to its property and the disruption of its business, this insurance may be challenging to obtain and maintain on terms acceptable to FREYR and may not be sufficient to cover all of FREYR’s potential losses.

If FREYR’s battery cells fail to perform as expected, FREYR’s ability to develop, market, and sell its battery cells could be harmed and FREYR could be subject to increased warranty claims.

Once commercial production of FREYR’s battery cells commences, its battery cells may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair, recalls, and design changes. FREYR’s battery cells are inherently complex and incorporate technology and components that may contain defects and errors, particularly when first introduced. FREYR has a limited frame of reference from which to evaluate the long-term performance of its battery cells. There can be no assurance that FREYR will be able to detect and fix any defects in its battery cells prior to the sale to potential consumers. If FREYR’s battery cells fail to perform as expected, it could lose design wins and customers may delay deliveries, terminate further orders, pursue warranty claims against FREYR or initiate product recalls, each of which could adversely affect FREYR’s sales and brand and could adversely affect FREYR’s business, prospects, and results of operations.

Lithium-ion battery cells have been observed to catch fire or vent smoke and flame.

Lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Negative public perceptions regarding the suitability of lithium-ion cells or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve FREYR battery cells, could seriously harm FREYR’s business and reputation. Any incident involving FREYR’s battery cells could result in lawsuits, recalls or redesign efforts, all of which would be time consuming and expensive and could harm FREYR’s brand image. Once FREYR begins manufacturing its battery cells, FREYR will need to store a significant number of lithium- ion cells at its facilities. Any mishandling of battery cells may cause disruption to the operation of FREYR’s facilities. While FREYR plans to implement safety procedures related to the handling of the battery cells, a safety issue or fire related to the cells could disrupt FREYR’s operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for FREYR and FREYR’s battery cells. Such adverse publicity could negatively affect FREYR’s brand and harm FREYR’s business, prospects, financial condition and operating results.

 Doing business internationally creates operational, financial and tax risks for FREYR’s business.

FREYR’s business plan includes operations in international markets, including initial manufacturing and supply activities in Norway, initial sales in North America and Europe, and eventual expansion into other international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If FREYR fails to coordinate and manage these activities effectively, its business, financial condition, prospects or results of operations could be adversely affected. International sales entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which FREYR sells its products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. In particular, in February 2022, armed conflict escalated between Russia and Ukraine. The EU and other governments in jurisdictions in which we plan to operate in have imposed severe sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, greater regional instability, geopolitical shifts and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets.

In addition, the corporate structure of FREYR and its subsidiaries with entities in several jurisdictions such as Norway, Luxembourg, the U.S., Finland and the Cayman Islands, is, together with its conducting of operations in international markets as described above, subject to tax risk. The expected tax treatment of FREYR and its subsidiaries relies on current tax laws and regulations, as well as certain tax treaties between the aforementioned different jurisdictions. As such, unexpected changes, interpretation, application or enforcement practice in respect of legislative or regulatory requirements of such tax laws in foreign countries into which FREYR or any of its subsidiaries is incorporated and/or conducting operations and sales in, including but not limited to, changes in treatment of sales and results of operations earned in foreign and offshore jurisdictions, value added tax, cessation of tax treaties and recognition of tax law principles in other jurisdictions, as well as other changes in corporate tax law, may adversely FREYR’s business, financial conditions, prospects or result of operations.

FREYR has been, and may in the future be, adversely affected by the global COVID-19 pandemic.

FREYR faces various risks related to epidemics, pandemics, and other outbreaks, including the recent COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also impacted FREYR’s potential customers and suppliers by disrupting the manufacturing, delivery and overall supply chain of battery and EV manufacturers and suppliers and has led to a global decrease in battery and EV sales in markets around the world. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures have and may continue to adversely impact FREYR’s employees, operations and the operations of its suppliers, vendors and business partners, and may negatively impact its sales and marketing activities. In addition, various aspects of FREYR’s business cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect FREYR’s future manufacturing plans, sales and marketing activities, prospects, business and results of operations. FREYR may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, suppliers, vendors and business partners.

As a result, it is currently not possible to predict the consequences for FREYR, its business partners, Norway, the battery and EV industry, or global business and markets, other than the expectations of adverse negative effects that may be long-term. Due to FREYR not having any income prior to the completion of the manufacturing facility and thus, inter alia, being dependent on proceeds from share capital raises and debt financing arrangements, FREYR is exceedingly more exposed to the potential impact of COVID-19 on its business and financial position compared to other players in the battery industry that have stable sources of revenue.

The extent to which the COVID-19 pandemic continues to impact FREYR’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, FREYR may continue to experience an adverse impact to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.

FREYR’s facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events.

FREYR’s facilities or operations could be adversely affected by events outside of its control, such as natural disasters, wars, and other calamities. FREYR cannot assure that any backup systems will be adequate to protect it from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect FREYR’s ability to produce battery cells.

FREYR relies on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm its ability to operate its business effectively.

Experienced computer programmers and hackers may be able to penetrate FREYR’s network and misappropriate or compromise its confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack its products or otherwise exploit any security vulnerabilities of its products. While FREYR employs a number of protective measures, including firewalls, network infrastructure vulnerability scanning, anti-virus and endpoint detection and response technologies, these measures may fail to prevent or detect attacks on its systems.

In addition, FREYR’s hardware and software or third party components and software that it utilizes in its products may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the products. The costs to FREYR to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if its efforts to address these problems are not successful, could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede its sales, manufacturing, distribution or other critical functions.

Any claim that its products or systems are subject to a cybersecurity risk, whether valid or not, could damage its reputation and adversely impact its revenues and results of operations. FREYR manages and stores various proprietary information and sensitive or confidential data relating to its business as well as information from its suppliers and customers. Breaches of FREYR’s or any of its third party suppliers’ security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about it or its customers or suppliers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose FREYR or its customers or suppliers to a risk of loss or misuse of this information, result in litigation and potential liability for it, damage its brand and reputation or otherwise harm its business.

To the extent FREYR experiences cybersecurity incidents in the future, its relationships with its customers and suppliers may be materially impacted, its brand and reputation may be harmed and it could incur substantial costs in responding to and remediating the incidents and in resolving any investigations or disputes that may arise with respect to it, any of which would cause its business, operations, or products to be adversely affected. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect FREYR’s business, prospects, financial condition, and results of operations.

In recent years, the global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The United States and certain other governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. The outcome of the actions taken by these governments is still ongoing, and consequently, the return of adverse economic conditions may negatively impact the demand for FREYR’s battery cells and may negatively impact FREYR’s ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

If FREYR is unable to retain key employees and qualified personnel, and hire technical, engineering, sales, marketing, manufacturing plant operations and support personnel, its ability to compete and successfully grow the business could be harmed.

FREYR’s current management team has been fully appointed. Going forward, FREYR’s success depends on its ability to retain its executive officers, key employees and other qualified personnel, and its operations may be severely disrupted if it lost their services. Additionally, FREYR’s success depends on the ability to attract and retain qualified technology, engineering, sales, marketing, manufacturing plant operations and support personnel, and failure to do so could adversely affect its business, prospects, results of operations and financial results. As FREYR builds its brand and becomes more well known, there is increased risk that competitors or other companies will seek to hire its personnel. The loss of FREYR’s executive officers and key employees and an inability to find suitable replacement could result in delays to development and harm FREYR’s business. Any failure by FREYR’s management team and key employees to perform as expected may have a material adverse effect on FREYR’s business, prospects, financial condition and results of operations. Unfavorable changes in any of these or other factors, most of which are beyond FREYR’s control, could materially and adversely affect its business, prospects, results of operations and financial results.

Risks Relating to FREYR’s Limited Operating History

FREYR is an early stage company with a history of financial losses and expects to incur significant expenses and continuing losses for the foreseeable future.

FREYR Legacy had an accumulated deficit of approximately $30.8 million from its inception to June 30, 2021 and has not generated any revenues to date. FREYR believes that it will continue to incur operating and net losses each quarter until at least the time it begins significant commercial production of its battery cells, which is not expected to occur until 2024, and may occur later.

FREYR expects the rate at which it will incur losses to be significantly higher in future periods as it, among other things, continues to incur significant expenses in connection with the design, development and manufacturing of its battery cells; invests in manufacturing capabilities; builds up inventories of components for its battery cells; increases its sales and marketing activities; develops its distribution infrastructure; and increases its general and administrative functions to support its growing operations.

FREYR may find that these efforts are more expensive than it currently anticipates or that these efforts may not result in revenues, which would further increase FREYR’s losses.

FREYR’s and FREYR Legacy’s very limited operating history makes evaluating FREYR’s business and future prospects difficult and may increase the risk of investments in FREYR.

FREYR’s operations to date have been limited to recruiting management and other employees, business planning, raising capital, selecting applicable third party technologies and securing a partnership with 24M, establishing and attempting to establish partnerships with potential suppliers, customers and ecosystem partners, early stage project development, and general corporate development. If FREYR does not successfully address these risks, its business, prospects, operating results and financial condition will be materially and adversely harmed. FREYR has a very limited operating history on which investors can base an evaluation of FREYR’s business, operating results and prospects. FREYR intends to derive substantially all of its revenues from the sale and lease of the battery cells, which FREYR has not yet started production of. There are no assurances that FREYR will be able to secure future business. It is difficult to predict FREYR’s future revenues and appropriately budget for its expenses, and FREYR has limited insight into trends that may emerge and affect its business. In the event that actual results differ from FREYR’s estimates or FREYR adjusts its estimates in future periods, FREYR’s operating results, prospects and financial position could be materially affected.

If FREYR fails to manage its future growth effectively, it may not be able to market and sell its battery cells successfully.

FREYR intends to expand its operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, establishing manufacturing plants and other facilities, and implementing administrative infrastructure, systems and processes. FREYR intends to continue to hire a significant number of additional personnel, including design and manufacturing personnel and technicians. Furthermore, as FREYR is a young company, its ability to train and integrate new employees into its operations may not meet the growing demands of its business which may affect its ability to grow. If FREYR experiences significant growth in orders, without improvements in automation and efficiency, FREYR may need additional manufacturing capacity and FREYR and some of its suppliers may need additional and capital- intensive equipment. Any growth in manufacturing must include a scaling of quality control as the increase in production increases the possible impact of manufacturing defects. If FREYR cannot manage its growth, FREYR may be unable to take advantage of market opportunities, execute its business strategies or respond to competitive pressures. Any failure to effectively manage its growth could materially and adversely affect FREYR’s business, prospects, operating results and financial condition.

FREYR’s management has limited experience in operating a public company and the requirements of being a public company may strain FREYR’s resources, divert management’s attention and affect the ability to attract and retain qualified board members and officers.

FREYR’s executive officers have limited experience in the management of a publicly traded company. FREYR’s management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the combined company, which could harm FREYR’s business, prospects and results of operations. FREYR may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the combined company to achieve the level of regulatory compliance required of a public company in the United States may require costs greater than expected. It is possible that the combined company will be required to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods. Compliance with these rules and regulations will increase FREYR’s legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on FREYR’s systems and resources.

FREYR’s joint venture with KSP is subject to various risks, including the fact that the joint venture may not be successful (or less successful than expected), which could adversely affect our business and future prospects.

Even though FREYR and KSP reached final terms and entered into binding documentation for the joint venture in October 2021, there can be no assurance that the joint venture will be able to complete the development of a battery cell manufacturing facility and successfully manufacture and commercialize batteries in North America. These factors could harm FREYR’s business, results of operations and financial results.

FREYR expects that the joint venture with KSP may not benefit from some of the same competitive advantages as FREYR’s planned Norwegian manufacturing facilities. FREYR’s Norwegian manufacturing facilities benefit from, among other things, relatively low electricity prices, high percentages of renewable electricity generation, access to globally-connected transportation, access to a highly educated Norwegian workforce and a domestic Norwegian and regional Nordic battery research and production ecosystem. The potential location of the joint venture’s battery manufacturing facility in North America (which has not been identified at this stage) is likely to have different characteristics, which could reduce the expected benefits of the potential joint venture. Any such joint venture will also be subject to various operational risks, including execution, regulatory, competition and market risks.

Risks Relating to FREYR’s Intellectual Property

If FREYR is unable to protect its intellectual property rights, its business and competitive position would be harmed.

FREYR seeks to establish and protect intellectual property rights through nondisclosure and invention assignment agreements with its employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite FREYR’s efforts to protect its proprietary rights, third parties may attempt to copy or otherwise obtain and use FREYR’s intellectual property. Monitoring unauthorized use of FREYR’s intellectual property will be difficult and costly, and the steps FREYR will take to prevent misappropriation may not be sufficient. Any enforcement efforts FREYR undertakes, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm its business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard intellectual property FREYR establishes. Failure to adequately protect such intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of FREYR’s competitive advantage and a decrease in FREYR’s revenue which would adversely affect FREYR’s business, prospects, financial condition and operating results.

Beyond its access to 24M’s process technology under the 24M License, FREYR has not established or protected, and may not be able to establish, adequately protect or prevent unauthorized use of any material additional intellectual property. Patent, copyright, trademark, and trade secret laws vary significantly throughout the world. A number of countries do not protect intellectual property rights to the same extent as do the laws of European countries or the United States. Failure to establish, adequately protect or prevent unauthorized use of any additional intellectual property rights could result in its competitors using the intellectual property to offer products, potentially resulting in the loss of some of FREYR’s competitive advantage and a decrease in its revenue, which would adversely affect its business, prospects, financial condition and operating results.

If FREYR is able to establish or adequately protect additional intellectual property, to prevent infringement in the future, FREYR may have to file infringement claims. Such claims can be time consuming and costly to prosecute and there can be no assurance that any such claims will be successful. Policing unauthorized use of intellectual property is difficult and costly, and FREYR may not successfully prevent misappropriation of its proprietary rights. Unauthorized use of intellectual property may damage FREYR’s reputation, decrease the value of such property and reduce its market share.

Loss of key personnel may also create a risk that such personnel may exploit knowledge, information and know-how to the detriment of FREYR, and/or that FREYR may face difficulties to operate its technology or business methods as a result of the loss of such personnel. FREYR cannot be assured that its know-how and trade secrets will provide FREYR with any competitive advantage, as the know-how and trade secrets may become known to or be independently developed by others including FREYR’s competitors, regardless of measures FREYR may take to try to preserve the confidentiality. FREYR cannot give assurance that its measures for preserving the secrecy of its trade secrets and confidential information are sufficient to prevent others from obtaining such information.

FREYR is unable to assert, enforce and otherwise protect the intellectual property rights licensed by 24M and rights to indemnification under the 24M License may be insufficient or unavailable, which could lead to increased costs and negatively affect the business.

Under the 24M License, FREYR does not have the right to assert, enforce or protect any of the intellectual property licensed to it by 24M. In addition, certain patents licensed from 24M are jointly owned by 24M and third parties. FREYR may also face claims that its use of 24M or other intellectual property infringes the rights of others. For these claims, FREYR may seek indemnification from 24M under the 24M License. However, FREYR’s rights to indemnification may be unavailable or insufficient to cover its costs and losses, depending on its use of the technology, whether it chooses to retain control over conduct of the litigation, and other factors. This could result in its competitors using the same 24M intellectual property to offer products, potentially resulting in the loss of some of FREYR’s competitive advantage and a decrease in its revenue, which would adversely affect its business, prospects, financial condition and operating results.

FREYR may need to defend itself against intellectual property infringement claims, which may be time- consuming and could cause it to incur substantial costs.

Companies, organizations or individuals, including FREYR’s current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with FREYR’s ability to make, use, develop or sell its products, which could make it more difficult for FREYR to operate its business. From time to time, FREYR may receive inquiries from holders of patents or trademarks inquiring whether FREYR is infringing their proprietary rights and/or seek court declarations that they do not infringe upon FREYR’s own and/or licensed-in intellectual property rights. Additionally, third parties may claim that 24M is infringing on their technology. Companies holding patents or other intellectual property rights relating to battery cells may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if FREYR is determined to have infringed upon a third party’s intellectual property rights, FREYR may be required to do one or more of the following:

●	cease selling, incorporating or using products that incorporate the challenged intellectual property;

●	pay substantial damages;

●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;

●	redesign its battery cells; or

●	change battery cell technology providers.

In the event of a successful claim of infringement against FREYR and its failure or inability to obtain a license to the infringed technology, FREYR’s business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.

Risks Relating to Industry and Market Trends and Developments

The battery market continues to evolve, is highly competitive, and FREYR may not be successful in competing in this industry or establishing and maintaining confidence in its long-term business prospects among current and future partners and customers.

The battery market in which FREYR intends to compete continues to evolve and is highly competitive. Many of FREYR’s competitors are large entities at a more advanced stage in development and commercialization than FREYR and have more resources to improve their share of the market. To date, FREYR has focused its efforts on recruiting management and other employees, business planning, raising capital, selecting applicable third party technologies and securing a partnership with 24M, establishing and attempting to establish partnerships with potential suppliers, customers and ecosystem partners, early stage project development, and general corporate development. Although FREYR believes its partnerships strategy, including the partnership with 24M, has the potential to significantly reduce the cost of battery cells, there is no guarantee that 24M process technology or other future partnerships will be able to deliver the cost savings anticipated by FREYR and FREYR will need to build its resources to compete with other companies in the market. In addition, lithium-ion battery manufacturers may continue to reduce the cost of the conventional manufacturing process and expand their supply of battery cells, reducing the prospects for FREYR’s business and negatively impacting FREYR’s ability to sell its products at a market-competitive price and yet at sufficient margins.

FREYR expects competition in battery technology and EVs to intensify due to a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. Developments in alternative technologies or improvements in battery technology made by competitors may materially adversely affect the sales, pricing and gross margins of FREYR’s battery cells. If a competing process or technology is developed that has superior operational or price performance, FREYR’s business will be harmed.

FREYR must continue to commit significant resources to develop its partnership strategy and industrial scaling solution in order to establish a competitive position. There is no assurance FREYR will successfully identify the right partners or manufacture and bring its battery cells to market on a timely basis, or that products and technologies developed by others will not render FREYR’s battery cells obsolete or noncompetitive, any of which would adversely affect FREYR’s business, prospects and operating results.

Potential partners, suppliers and other third parties will be less likely to enter into arrangements with FREYR if they are not convinced that its business model will succeed in the long-term. Similarly, customers will be less likely to purchase FREYR’s battery cells if they are not convinced that its business will succeed in the long-term. Accordingly, in order to build and maintain its business, FREYR must establish and maintain confidence among current and future partners, suppliers, customers, analysts, rating agencies and other parties in its long-term financial viability and business prospects. Developing and maintaining such confidence may be particularly complicated by certain factors, including those that are largely outside of FREYR’s control, such as its very limited operating history, market unfamiliarity with its products, any delays in its industrial scaling, delivery and service operations to meet demand, competition from other manufacturers of lithium-ion batteries or those developing alternative technologies, and FREYR’s eventual production and sales performance compared with market expectations.

FREYR’s future growth and success are dependent upon increasing electrification of current energy sources driven by consumers’ willingness to adopt electrified forms of transportation, the prices of such transportation, and continued government and social support of increased development of renewable sources of energy.

FREYR’s growth and future demand for FREYR’s products is highly dependent upon the adoption by consumers of electrified forms of transportation, including EVs, the prices for such transportation, as well as the increased use of intermittent forms of energy which will require energy store systems. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. If the market for EVs in general does not develop as expected, or develops more slowly than expected, FREYR’s business, prospects, financial condition and operating results could be harmed.

Additionally, one of FREYR’s primary markets is stationary storage, which is largely driven by installed capacity of renewable electricity generation and increasing demand for renewable sources of power. Since many of these renewable sources of power are intermittent, like wind and solar, the energy produced by them must be stored for use when there is demand. Should government requirements for these intermittent power sources be relaxed or social desires for lower carbon sources of energy decline, there could be a detrimental impact on one of FREYR’s primary markets.

FREYR’s brand depends on the ability to build clean, low-cost battery cells from an ethically and sustainably- sourced supply chain. If FREYR is unable to do so, damage to FREYR’s brand and reputation could result or failure to expand its brand, which would harm FREYR’s business and results of operations.

FREYR will depend significantly on building and maintaining its brand and reputation for building environmentally clean, low-cost battery cells from an ethically- and sustainably-sourced supply chain to attract customers and grow its business. If FREYR is unable to, for instance, reduce the CO2 footprint of the traditional battery production process, reduce production costs or obtain its materials from ethical and sustainable suppliers, its brand and reputation could be significantly impaired, which could affect its ability to compete. FREYR also relies on the low carbon intensity of the electricity produced in Norway, and any change to such carbon intensity could adversely affect its brand and reputation and ability to compete. Further, FREYR expects to rapidly scale up its workforce, leading it in some instances to hire personnel or partner with third parties who it may later determine do not fit FREYR’s culture or mission. If FREYR cannot manage its hiring and training processes to avoid potential issues, its business and reputation may be harmed and its ability to attract customers would suffer. In addition, if FREYR were unable to achieve a similar level of brand recognition as its competitors, some of which currently have a broader brand footprint as a result of greater resources, longer operational history or more prominent branding as automotive OEMs, FREYR could lose recognition in the marketplace among prospective customers, suppliers and partners, which could affect its growth and financial performance. FREYR anticipates that its marketing and branding initiatives that will involve incurring significant expenses in advance of corresponding revenues. FREYR cannot assure that such marketing and branding expenses will result in the successful expansion of its brand recognition or increase its revenues.

FREYR’s future growth and success depend on its ability to sell effectively to large customers.

FREYR’s potential customers are large enterprises, including in the energy storage system (“ESS”), automotive manufacturers and maritime sectors. FREYR does not currently have any definitive customer agreements in place. Therefore, FREYR’s future success will depend on its ability to effectively sell its products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with FREYR and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase FREYR’s solutions.

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

FREYR may not be able to accurately estimate the future supply and demand for its battery cells, which could result in a variety of inefficiencies in its business and hinder its ability to generate revenue. If FREYR fails to accurately predict its manufacturing requirements, it could incur additional costs or experience delays.

FREYR’s business is closely related to the production levels of its future customers, whose businesses are dependent on the highly cyclical markets, such as the automotive, maritime and renewable energy industries. Thus, it is difficult to predict FREYR’s future revenues and appropriately budget for its expenses, and FREYR may have limited insight into trends that may emerge and affect its business. FREYR anticipates being required to provide forecasts of its demand to its current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for FREYR’s battery cells or its ability to develop, manufacture, and deliver battery cells, or FREYR’s profitability in the future. If FREYR overestimates its requirements, its suppliers may have excess inventory, which indirectly would increase FREYR’s costs. If FREYR underestimates its requirements, its suppliers may have inadequate inventory, which could interrupt manufacturing of its products and result in delays in shipments and revenues. In addition, lead times for materials and components that FREYR’s suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If FREYR fails to order sufficient quantities of product components in a timely manner, the delivery of battery cells to its potential customers could be delayed, which would harm FREYR’s business, prospects, financial condition and operating results.

Furthermore, due to FREYR’s future customers’ exposure to the abovementioned highly cyclical markets, customers may, in response to unfavorable market conditions, request delays in contract, shipment dates or other contract modifications or else default, terminate or not renew their contractual arrangements with FREYR. Consequently, the financial performance of FREYR will fluctuate with the general economic cycle, a decline in which could have a material adverse effect on FREYR’s business, prospects, financial condition and operating results.

The increase in competition and advances in technology in the battery industry is expected to cause substantial downward pressure on the prices of battery cells and may cause FREYR to lose sales or market share, resulting in lower revenues, earnings, and cash flows.

Global battery cell production capacity has been materially increasing overall, and has resulted in the past, and is expected to continue to result, in substantial downward pressure on the price of battery cells. Given the general downward pressure on prices for battery cells driven by increasing supply and technological change, a principal component of FREYR’s business strategy is reducing its costs to manufacture battery cells to become and remain competitive. If FREYR’s competitors are able to drive down their manufacturing costs faster than FREYR can, its battery cells may become less competitive. Further, if raw materials costs and other third-party component costs were to increase, FREYR may not meet its cost reduction targets. If FREYR cannot effectively execute its cost reduction roadmap, FREYR’s competitive position will suffer, and FREYR could lose market share and FREYR’s margins would be adversely affected as it faces downward pricing pressure. Intensifying competition could cause FREYR to lose sales or market share. Such price reductions or loss of sales or market share could have a negative impact on FREYR’s revenue and earnings, and could materially adversely affect FREYR’s business, prospects, financial condition and cash flows.

The battery industry and its technology are rapidly evolving and may be subject to unforeseen changes, such as technological developments in existing technologies or new developments in competitive technologies that could adversely affect the demand for FREYR’s battery cells.

FREYR may be unable to keep up with changes in the rapidly evolving battery market and, as a result, its competitiveness may suffer. FREYR’s competitors include major battery manufacturers currently supplying the markets, automotive OEMs, and potential new entrants. There are several development-stage companies seeking to improve conventional lithium-ion batteries or to develop new technologies for batteries. Any failure by FREYR to successfully react to changes in existing technologies could materially harm its competitive position and growth prospects.

Furthermore, the battery industry also competes with other emerging or evolving technologies, such as hydrogen energy storage or carbon capture storage and sequestration. If FREYR is unable to keep up with competitive developments, including if such technologies achieve lower prices or enjoy greater policy support than the lithium-ion battery industry, FREYR’s competitive position and growth prospects may be harmed. If FREYR’s competitive position and growth prospects are harmed, then FREYR’s manufacturing facilities may be no longer needed and may have less or no value, adversely affecting FREYR’s business, prospects and financial condition.

Risks Relating to Finance and Accounting

FREYR’s business model of manufacturing battery cells is capital-intensive, and FREYR may not be able to raise additional capital on attractive terms, if at all, which could be dilutive to shareholders. If FREYR cannot raise additional capital when needed, its operations and prospects could be materially and adversely affected.

The development, design, manufacturing and sale of batteries is a capital-intensive business. As a result of the capital-intensive nature of FREYR’s business, it can be expected to continue to incur substantial operating expenses without generating sufficient revenues to cover expenditures. Over time, FREYR may need to raise additional funds, including through entry into new or extending existing joint venture arrangements, through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with FREYR’s principal sources of liquidity, ongoing costs such as research and development relating to its battery cells, the construction of Gigafactories, any significant unplanned or accelerated expenses, and new strategic investments. FREYR cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to shareholders, and its financial condition, results of operations, business and prospects could be materially and adversely affected.

FREYR’s operating and financial results forecast relies in large part upon assumptions and analyses developed by FREYR. If these assumptions or analyses prove to be incorrect, FREYR’s actual operating results may be materially different from its forecasted results.

The projected financial and operating information appearing elsewhere in this Form 10-K reflect current management estimates of future performance. Whether actual operating and financial results and business developments will be consistent with FREYR’s expectations and assumptions as reflected in its forecasts depends on a number of factors, many of which are outside FREYR’s control, including, but not limited to:

●	success and timing of development activity;

●	changes in the estimated cost of materials, supplies and components, such as increases that have occurred since the beginning of 2021, that FREYR may or may not be able to pass on to customer through increased product prices;

●	entry into definitive contracts with customers and suppliers on favorable terms, or at all;

●	customer acceptance of FREYR’s products;

●	changes in customer demand mix for NMC and LFP chemistry-based products, such as earlier demand for LFP battery chemistry-based products that FREYR is seeing in recent and ongoing discussions with potential customers. Based on recent feedback from potential customers, FREYR is currently planning to build Gigafactory 1 and Gigafactory 2 based on a combination of LFP and NMC chemistry;

●	changes in FREYR’s development plans to adapt to market demand, economic conditions and other factors, such as the potential for Gigafactory 1 and Gigafactory 2 to be combined into one Gigafactory;

●	competition, including from established and future competitors;

●	FREYR’s ability to manage its growth;

●	whether FREYR can manage relationships with key suppliers;

●	FREYR’s ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel; and

●	the overall strength and stability of domestic and international economies.

Unfavorable changes in any of these or other factors, most of which are beyond FREYR’s control, could materially and adversely affect its business, results of operations, prospects and financial results.

FREYR may face litigation and other risks if it identifies a material weakness in its internal control over financial reporting.

As a result of any material weakness FREYR may identify in internal control over financial reporting and other matters raised or that may in the future be raised by the SEC, FREYR may face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from any material weakness in FREYR’s internal control over financial reporting. As of the date of this Form 10-K, FREYR has no knowledge of any such litigation or dispute. However, FREYR can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on FREYR’s business, results of operations and financial condition.

If FREYR discovers a material weakness in its internal control over financial reporting or otherwise fails to maintain effective internal control over financial reporting, FREYR’s ability to report its financial results on a timely and accurate basis and the market price of its ordinary shares may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that FREYR evaluate the effectiveness of its internal control over financial reporting and disclosure controls and procedures. Although FREYR did not identify any material weaknesses in internal control over financial reporting at December 31, 2021, subsequent testing by FREYR or its independent registered public accounting firm, which has not performed an audit of its internal control over financial reporting, may reveal deficiencies in FREYR’s internal control over financial reporting that are deemed to be material weaknesses. Prior to the completion of the Business Combination, FREYR Legacy was a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise, to oversee FREYR Legacy’s business processes and controls. To comply with Section 404A, FREYR may incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if FREYR is not able to comply with the requirements of Section 404A in a timely manner or if FREYR or its independent registered public accounting firm identify deficiencies in FREYR’s internal control over financial reporting that are deemed to be material weaknesses, FREYR could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on FREYR’s business, prospects and operating results, and cause a decline in the price of FREYR Ordinary Shares.

If FREYR is unable to establish and maintain effective internal control over financial reporting, and build its finance infrastructure, investors may lose confidence in the accuracy of FREYR’s financial reports.

As a public company, FREYR is required to comply with the Sarbanes-Oxley Act the regulations of the NYSE, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for FREYR to produce reliable financial reports and are important to help prevent financial fraud. Commencing with the beginning of fiscal year 2022, FREYR must perform system and process evaluation and testing of its internal controls over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in this Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. FREYR has never been required to test its internal controls within a specified period and, as a result, it may experience difficulty in meeting these reporting requirements in a timely manner.

FREYR is now in the process of finalizing the building of its accounting and financial functions and infrastructure, which has required significant additional professional fees, internal costs and management efforts. FREYR is implementing a new internal system to combine and streamline the management of its financial, accounting, human resources and other functions. However, such a system would likely require FREYR to complete many processes and procedures for the effective use of the system or to run its business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect FREYR’s controls and harm its business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management’s attention. In addition, FREYR may discover additional weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

FREYR may fail to establish and maintain effective internal control over financial reporting, in which case FREYR’s internal control over financial reporting may not prevent or detect all errors and all fraud. FREYR also may not be able to detect errors and fraud on a timely basis and its financial statements may be materially misstated. If FREYR fails to establish and maintain effective internal control over financial reporting, its business and results of operations could be harmed, and investors may lose confidence in the accuracy and completeness of its financial reports, which could cause the price of its ordinary shares to decline. In addition, FREYR could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect FREYR’s business.

FREYR’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.

Until commercial production starts, FREYR will incur significant net cash outflows and net operating loss carryforwards. For the year ended December 31, 2021 we had significant net operating loss carryforwards in both Norway and Luxembourg. In Luxembourg, losses can be carried forward up to 17 years, while in Norway losses can be carried forward indefinitely. Utilization of the losses assumes that FREYR will have sufficient taxable income in these countries, and may be limited based on applicable anti-abuse provisions etc. Any such limitations on FREYR’s ability to use its net operating loss carryforwards and other tax assets could adversely impact its tax expense, liquidity, financial condition and results of operations.

Rising interest rates could adversely impact FREYR’s business.

Rising interest rates will increase FREYR’s cost of capital. FREYR’s future success may depend on its ability to raise capital to help finance the scaling of its production capacity. Rising interest rates may have an adverse impact on FREYR’s ability to offer attractive pricing to its customers.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on FREYR’s business, prospects, financial condition and operating results.

Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of clean and renewable energy products or other reasons, may result in the diminished competitiveness of the battery industry generally or FREYR’s battery cells in particular. This could materially and adversely affect the growth of the battery markets and FREYR’s business, prospects, financial condition and operating results.

While certain tax credits and other incentives for clean and renewable energy products have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, FREYR’s financial position could be harmed.

FREYR may be a passive foreign investment company, or “PFIC,” for the current taxable year and future taxable years which could result in adverse U.S. federal income tax consequences to U.S. investors.

A non-U.S. corporation is deemed a PFIC for any taxable year if either (1) at least 75% of its gross income for such year is passive income, or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets) during such year is attributable to assets that produce passive income or are held for the production of passive income. If FREYR is a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of FREYR securities, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Based on the market price of FREYR ordinary shares and the composition of FREYR's assets (in particular the retention of a substantial amount of cash) during 2021, it is likely that FREYR was a PFIC for its taxable year ending December 31, 2021. Based on the current market price of FREYR ordinary shares and the current and anticipated composition of the income, assets and operations of FREYR and its subsidiaries, FREYR may be a PFIC for its current taxable year and subsequent taxable years.

Whether FREYR or any of its subsidiaries are a PFIC for any taxable year is a factual determination that must be made annually at the close of each taxable year and depends on, among other things, the composition of FREYR’s income and assets, and the market value of its and its subsidiaries’ shares and assets. Whether FREYR is treated as a PFIC for U.S. federal income tax purposes is thus subject to significant uncertainty. Because items of working capital are generally treated as passive assets for PFIC purposes, retaining or accumulating cash, cash equivalents and other assets such as short-term and long-term investments that are readily convertible into cash increases the risk that FREYR will be classified as a PFIC. However, FREYR’s actual PFIC status for its current taxable year or any future taxable year will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to FREYR’s status as a PFIC for its current taxable year or any subsequent taxable year. Moreover, although a determination as to the Company’s PFIC status will be made annually, the Company will generally continue to be treated as a PFIC with respect to a U.S. Holder who held Company securities during a taxable year for which the Company was a PFIC, whether or not the Company meets the test for PFIC status in subsequent years.

If FREYR determines it is a PFIC for any taxable year, it will endeavor to make available to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases.

U.S. holders of FREYR securities are urged to consult their own tax advisors regarding the possible application of the PFIC rules to them.

Risks Relating to Legal and Regulatory Compliance

FREYR may become subject to product liability claims, which could harm its financial condition and liquidity if it is not able to successfully defend or insure against such claims.

FREYR may become subject to product liability claims, even those without merit, which could harm its business, prospects, operating results, and financial condition. FREYR faces inherent risk of exposure to claims in the event its battery cells do not perform as expected or malfunction resulting in personal injury or death. A successful product liability claim against FREYR could require FREYR to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about FREYR, which would have material adverse effect on FREYR’s brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of FREYR’s coverage, or outside of FREYR’s coverage, may have a material adverse effect on FREYR’s reputation, business, prospects and financial condition. FREYR may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if it does face liability for its products and are forced to make a claim under its policy.

Insufficient warranty reserves to cover future warranty claims could materially adversely affect FREYR’s business, prospects, financial condition and operating results.

Once FREYR’s battery cells are in production, FREYR will need to maintain warranty reserves to cover warranty-related claims. If the warranty reserves are inadequate to cover future warranty claims on FREYR’s battery cells, its business, prospects, financial condition and operating results could be materially and adversely affected. FREYR may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

Claims for indemnification by FREYR’s directors and officers may reduce FREYR’s available funds to satisfy successful third-party claims against FREYR and may reduce the amount of money available to FREYR.

The Articles provide that FREYR will indemnify its directors and officers, in each case to the fullest extent permitted by Luxembourg law.

More particularly, as permitted by Luxembourg law, the Articles and its indemnification agreements that it expects to enter into with its directors and officers will provide that subject to the exceptions and limitations listed below, every person who is, or has been, a director or officer of FREYR or a direct or indirect subsidiary of FREYR shall be indemnified by FREYR to the fullest extent permitted by law against liability and against all expenses reasonably incurred or paid by him or her in connection with any claim, action, suit or proceeding which he or she becomes involved as a party or otherwise by virtue of his or her being or having been such director or officer and against amounts paid or incurred by him or her in the settlement thereof. The words “claim”, “action”, “suit” or “proceeding” include all claims, actions, suits or proceedings (civil, criminal or otherwise including appeals) actual or threatened and the words “liability” and “expenses” include without limitation attorneys’ fees, costs, judgments, amounts paid in settlement and other liabilities. However, no indemnification shall be provided to any director or officer of FREYR or a direct or indirect subsidiary of FREYR (i) by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties of a director or officer, (ii) with respect to any matter as to which any director or officer has been finally adjudicated to have acted in bad faith and against the interest of FREYR, or (iii) in the event of a settlement, unless approved by a court or the board of directors. FREYR may, to the fullest extent permitted by law, purchase and maintain insurance or furnish similar protection or make other arrangements, including, but not limited to, providing a trust fund, letter of credit, or surety bond on behalf of a director or officer of FREYR or a direct or indirect subsidiary of FREYR against any liability asserted against him or her or incurred by or on behalf of him or her in his or her capacity as a director or officer of FREYR or a direct or indirect subsidiary of FREYR. The right of indemnification will be severable, will not affect any other rights to which any director or officer of FREYR or a direct or indirect subsidiary of FREYR may now or in the future be entitled, will continue as to a person who has ceased to be such director or officer and will inure to the benefit of the heirs, executors and administrators of such a person. The right to indemnification is not exclusive and will not affect any rights to indemnification to which corporate personnel, including directors and officers, may be entitled by contract or otherwise under law. Expenses in connection with the preparation and representation of a defense of any claim, action, suit or proceeding will be advanced by FREYR prior to final disposition thereof upon receipt of any undertaking by or on behalf of the officer or director, to repay such amount if it is ultimately determined that he or she is not entitled to indemnification.

FREYRs Consolidated Articles of Association (the “Articles”) include a forum selection clause, which may impact shareholders’ ability to bring actions against it.

The Articles provide that, unless FREYR consents in writing to the selection of an alternative forum, the federal district courts of the Unites States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 and the Securities Exchange Act of 1934. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, a court may decline to enforce these exclusive forum provisions with respect to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction, and FREYR shareholders may not be deemed to have waived its compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find the exclusive forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Liabilities related to Sjonfjellet Vindpark AS’s operations when it was part of FREYR Legacy, or liabilities associated with Sjonfjellet Vindpark AS’s spin-off from FREYR Legacy, could adversely affect FREYR’s business, financial condition, results of operations, prospects and cash flows.

FREYR Legacy entered into a demerger plan when Sjonfjellet Vindpark AS, together with assets, rights and liabilities of FREYR Legacy relating to its former wind power business was transferred from FREYR Legacy to a separate limited company, SVPH, by way of a Norwegian law rule allowing for so-called demergers, mirroring FREYR Legacy’s then ownership structure into that company such that FREYR Legacy security holders in the aggregate hold the same underlying interest in the same underlying businesses through the two companies, FREYR Legacy and SVPH (the “Norway Demerger Plan”). The Norway Demerger Plan provides for, among other things, a transfer of assets and obligations designed to make FREYR financially responsible for liabilities allocable to FREYR Legacy before the spin-off, and to make Sjonfjellet Vindpark AS and SVPH financially responsible for liabilities allocable to Sjonfjellet Vindpark AS and FREYR Legacy’s former wind business before the spin-off. Pursuant to Norwegian law, FREYR is subject to joint and several liability if either Sjonfjellet Vindpark AS or SVPH fails to perform an obligation transferred according to the Norway Demerger Plan. The joint and several liability is limited to an amount equivalent to the net value accruing to SVPH when acquiring Sjonfjellet Vindpark AS, together with the assets, rights and liabilities of FREYR Legacy relating to its former wind power business as part of the abovementioned demerger. As a consequence, FREYR may be required to indemnify SVPH if SVPH is required, but unable, to perform an obligation transferred according to the Norway Demerger Plan and/or fails to indemnify FREYR. Either of these could negatively affect FREYR’s business, prospects, financial position, results of operations, and/or cash flows.

FREYR’s battery cells and its website, systems, and data it maintains may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact its reputation and future sales.

FREYR may face significant challenges with respect to information security and maintaining the security and integrity of its systems and other systems used in its business, as well as with respect to the data stored on or processed by these systems. Because FREYR’s business relies on confidential data from third parties, any compromise of that data, or perception that any such compromise has occurred, could materially affect FREYR’s business and financial prospects. Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or others can result in a compromise or breach of the systems used in its business or of security measures used in its business to protect confidential information, personal information, and other data.

The availability and effectiveness of FREYR’s battery cells, and FREYR’s ability to conduct its business and operations, depend on the continued operation of information technology and communications systems, some of which FREYR has yet to develop or otherwise obtain the ability to use. Systems used in FREYR’s business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. FREYR anticipates using outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as FREYR. Some of the systems used in FREYR’s business will not be fully redundant, and its disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in FREYR’s business could result in lengthy interruptions in its service.

Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. Any failure or perceived failure by FREYR or its service providers to prevent information security breaches or other security incidents or system disruptions, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release or transfer of, FREYR’s information, or any personal information, confidential information, or other data of FREYR or third parties, could result in loss or theft of proprietary or sensitive data and intellectual property, could harm FREYR’s reputation and competitive position and could expose FREYR to legal claims, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of FREYR’s technical and management personnel and could require FREYR to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other incidents and system disruptions.

Changes in laws relating to privacy and data protection could disrupt FREYR’s business.

FREYR is also subject to various laws regarding privacy, data protection, and the protection of certain data relating to individuals. FREYR’s handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and data security, and it may become subject to additional obligations, including contractual obligations, relating to its maintenance and other processing of this data. For example, the European Union’s General Data Protection Regulation, or GDPR, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and the regulatory landscape regarding privacy, data protection, and data security is likely to remain uncertain for the foreseeable future. FREYR expects to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require FREYR to modify its operations and practices, restrict its activities, and increase its costs in the future, and it is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with FREYR’s business or practices. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on FREYR’s business, prospects, results of operations, financial position and reputation.

FREYR is subject to substantial regulation and unfavorable changes to, or failure by FREYR to comply with, these regulations could substantially harm its business and operating results.

FREYR’s battery cells and its customer’s markets are subject to substantial regulation under international, European and local laws, including anti-bribery, export control, environmental and sustainability laws (including the EU Taxonomy Regulation (Regulation (EU) 2020/852) and safety laws. FREYR expects to incur significant costs in complying with these regulations. In particular, regulations related to the battery, materials to produce such batteries such as lithium, EV and alternative energy industries are currently evolving and FREYR faces risks associated with new regulations, including the proposed EU Batteries Regulation, and changes to these regulations.

To the extent the laws change, FREYR’s products may not comply with applicable international, European or local laws and such changes could imply the need to materially alter FREYR’s operations and set-up and may prompt the need to apply for further permits, which would have an adverse effect on its business and prospects. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, FREYR’s business, prospects, financial condition and operating results would be adversely affected.

Internationally, there may be laws in jurisdictions FREYR has not yet entered or laws it is unaware of in jurisdictions it has entered that may restrict its sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with FREYR’s ability to commercialize its products could have a negative and material impact on its business, prospects, financial condition and results of operations.

As FREYR does not have a source of revenue because its initial battery factory is not yet under construction, FREYR is far more exposed to regulatory risk compared to its peers in the industry that have stable sources of income.

FREYR is an early stage company and as a result, internal processes and procedures, such as code of conduct, environmental, social and corporate governance policy, relevant anti-corruption policies and similar policies have only recently been implemented. FREYR must ensure it operates in accordance with its own processes and policies, as well as statutory laws and regulations, and there may be a higher risk that FREYR, as an early stage company, fails to comply with such internal processes and procedures, as well as statutory laws and regulations. Any failure to comply with such policies may adversely affect FREYR’s business, prospects and financial condition.

FREYR is subject to governmental export and import controls that could subject it to liability or impair its ability to compete in international markets.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. FREYR must export and import its products in compliance with any applicable controls. FREYR may not always be successful in obtaining necessary approvals, and its failure to obtain required import or export approval for its products or limitations on its ability to export or sell its products imposed by these laws may harm its international and domestic sales and adversely affect its revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

Changes in FREYR’s products or changes in export, import and economic sanctions laws and regulations may delay FREYR introducing new products in international markets, prevent its customers from using FREYR’s products internationally or, in some cases, prevent the export or import of FREYR’s products to or from certain countries altogether. Any change in export or import regulations or legislation; shift or change in enforcement; or change in the countries, persons or technologies targeted by these regulations could result in decreased use of FREYR’s products by, or in FREYR’s decreased ability to export or sell its products to, existing or potential customers with international operations, adversely affecting FREYR’s business, prospects and results of operations.

FREYR is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws in many jurisdictions, and non-compliance with such laws can subject FREYR to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect its business, prospects, financial condition, results of operations and reputation.

FREYR is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which it conducts or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

FREYR will sometimes leverage third parties to sell its products and conduct it business abroad. FREYR, its employees, agents, representatives, business partners, and its third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if FREYR does not explicitly authorize such activities. FREYR cannot assure that all of its employees and agents will not take actions in violation of applicable law, for which FREYR may be ultimately held responsible. As FREYR increases its international sales and business, FREYR’s risks under these laws may increase.

The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. FREYR’s policies and procedures are designed to ensure compliance with these laws, but FREYR cannot assure that none of its employees, agents, representatives, business partners or third-party intermediaries will engage in improper conduct that violates FREYR’s policies and applicable law, for which FREYR may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject FREYR to whistleblower complaints, adverse media coverage, investigations, severe civil and criminal sanctions, settlements, prosecution, enforcement actions, loss of export privileges, suspension or debarment from U.S. government contracts and other collateral consequences and remedial measures, all of which could adversely affect FREYR’s business, prospects, financial condition, results of operations and reputation. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, changes in economic sanctions laws in the future could adversely impact FREYR’s business and investments in its ordinary shares.

FREYR and its partners, suppliers and customers are subject to requirements relating to environmental, permitting and safety regulations and environmental remediation matters which could adversely affect FREYR’s business, prospects, results of operation and reputation.

FREYR and its partners, suppliers and customers are subject to numerous environmental laws and regulations governing, among other things, energy storage system siting and installation restrictions, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental, permitting and safety laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require FREYR to manufacture with alternative technologies and materials. Moreover, if FREYR or any of its partners, suppliers or customers were found to be in violation of environmental, permitting or safety laws, FREYR’s reputation for building clean battery cells from an ethically- and sustainably-sourced supply chain could be harmed, potentially resulting in significant damage to its brand.

FREYR’s manufacturing process will have hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact FREYR’s brand, finances, or ability to operate.

International trade policies may impact demand for FREYR’s products and its competitive position

Government policies on international trade and investment such as sanctions, import quotas, capital controls or tariffs, whether adopted by non-governmental bodies, individual governments or addressed by regional trade blocs, may affect the demand for FREYR’s battery cells, impact its competitive position or prevent FREYR from being able to sell products to certain customers or in certain countries. The implementation of more protectionist trade policies, such as more detailed inspections, higher tariffs, or new barriers to entry, in countries where FREYR sells products could negatively impact FREYR’s business, prospects and results of operations. For example, a government’s adoption of trade sanctions or “buy national” policies or retaliation by another government against such policies could have a negative impact on FREYR’s results of operations.

Possible new tariffs on materials and components used to manufacture FREYR’s battery cells could have a material adverse effect on FREYR’s business.

FREYR’s business is dependent on the availability of components necessary to develop and manufacture its battery cells, particularly cathode and anode materials. Although FREYR expects to obtain such components from Norwegian or other Nordic suppliers, it may be necessary to develop relationships with suppliers in other regions. Any tariffs imposed on the import of components to Norway could lead to price fluctuations and periodic delays in the delivery of such components. Disruptions in the supply of components could temporarily impair FREYR’s ability to manufacture battery cells or require FREYR to pay higher prices in order to obtain these materials or components from other sources, which could affect FREYR’s business, prospects and results of operations.

From time to time, FREYR may be involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on FREYR’s profitability and consolidated financial position.

FREYR may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters, and employment matters. For example, FREYR will be using 24M’s process technology and receiving services from 24M under an existing licensing agreement. Any disagreements or disputes with 24M that arise under the licensing agreement or otherwise may impede FREYR’s ability to maximize the benefits of this partnership and slow the development of FREYR’s battery plants.

It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect FREYR’s reputation.

Risks Relating to Ownership of FREYR Ordinary Shares

Concentration of ownership among FREYR’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Following the Business Combination, FREYR’s executive officers, directors and their affiliates as a group own approximately 25.46% of FREYR outstanding ordinary shares. As a result, these shareholders are able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, any amendment of the Articles and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

FREYR will qualify as an “emerging growth company” and a “smaller reporting company” and will benefit from reduced disclosure requirements. FREYR cannot be certain if such reduced disclosure requirements will make its ordinary shares less attractive to investors and make it more difficult to compare FREYR’s performance with other public companies.

FREYR will qualify as an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K, and intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” or “smaller reporting companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. FREYR may take advantage of exemptions applicable to “emerging growth companies” for so long as it is an “emerging growth company,” which is until the earliest of (i) the last day of the fiscal year in which the market value of FREYR’s Ordinary Shares that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the completion of the Business Combination. FREYR may take advantage of exemptions applicable to “smaller reporting companies” for as long as it is a “smaller reporting company,” which is as long as either (1) the market value of FREYR Ordinary Shares held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (2) FREYR’s annual revenue is less than $100 million during the most recently completed fiscal year and the market value of FREYR Ordinary Shares held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. FREYR cannot predict if investors will find its ordinary shares less attractive because it will rely on these exemptions. If some investors find FREYR Ordinary Shares less attractive as a result, there may be a less active trading market for FREYR Ordinary Shares and its stock price may be more volatile.

As an “emerging growth company”, FREYR has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows FREYR to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, FREYR’s financial statements may not be comparable to companies that comply with public company effective dates.

FREYR does not expect to declare any dividends in the foreseeable future.

Given the capital-intensive nature of the proposed business of FREYR, FREYR does not anticipate declaring any cash dividends to holders of its ordinary shares in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

FREYR may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless, and exercise of a significant number of the warrants could adversely affect the market price of FREYR Ordinary Shares.

FREYR will have the ability to redeem certain outstanding FREYR Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the FREYR Ordinary Shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which FREYR gives proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by FREYR, FREYR may not exercise the redemption right if the issuance of the FREYR Ordinary Shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or FREYR is unable to effect such registration or qualification. Redemption of the outstanding FREYR Warrants could force holders to: (i) exercise their FREYR Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their FREYR Warrants at the then-current market price when they might otherwise wish to hold their FREYR Warrants or (iii) accept the nominal redemption price which, at the time the outstanding FREYR Warrants are called for redemption, is likely to be substantially less than the market value of their FREYR Warrants. Additionally, if a significant number of FREYR Warrant holders exercise their FREYR Warrants instead of accepting the nominal redemption price, the issuance of these shares would dilute other equity holders, which could reduce the market price of the FREYR Ordinary Shares.

None of the Private Placement Warrants that were issued concurrently with Alussa’s initial public offering or any FREYR Working Capital Warrants that may be outstanding, will be redeemable by FREYR so long as they are held by the Sponsor or its permitted transferees. Such redemption would also not apply to any FREYR Warrants issued in exchange for FREYR Legacy warrants.

There can be no assurance that FREYR will be able to comply with the continued listing standards of the NYSE.

FREYR trades its Ordinary Shares and Warrants on the NYSE under the symbols “FREY” and “FREY WS”, respectively. If the NYSE delists FREYR’s securities from trading on its exchange for failure to meet the listing standards and FREYR is not able to list such securities on another national securities exchange, FREYR expects such securities could be quoted on an over-the-counter market. If this were to occur, FREYR and its stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for FREYR securities;

●	reduced liquidity for FREYR securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

FREYR is currently leasing the following properties:

●	Office space in Luxembourg, from December 1, 2021, until November 30, 2030, and may be terminated by the Lessee or the Lessor with a notice of 6 months at the maturity of November 30, 2027;

●	The building “Kamstålbygget” in Mo i Rana, Norway, within which FREYR will construct its customer qualification plant, and an adjacent outdoor area of about 5,000 m2, under two separate leases with Mo Industripark, each of which expire August 11, 2031 and may be extended twice in five-year increments;

●	Office space in Mo i Rana, Norway, from September 1, 2021 until December 31, 2026 and may be extended four times in five-year increments;

●	Corporate apartment in Mo i Rana, Norway, ongoing contract with three months’ notice period;

●	Office space in Lysaker (near Oslo), from mid-August 2021 until December 31, 2026 and may be extended for five years;

●	Sublease of office space in Lysaker from December 1, 2021 that expires March 31, 2023;

●	Office space in Trondheim from August 11, 2021, that expires August 11, 2023. The office lease agreement might be terminated by the Lessee or the Lessor with a notice of 6 months. Further the lease agreement may be extended for a period of three years;

FREYR does not own any properties.

Item 3.	Legal Proceedings.

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.

Item 4.	Mine Safety Disclosures.

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Ordinary Shares

Our Ordinary Shares trade on the New York Stock Exchange (“NYSE”) using the ticker symbol “FREY.” Our Ordinary Shares began trading on July 8, 2021; no cash dividends have been declared since that time, and we do not anticipate paying cash dividends in the foreseeable future. As of February 22, 2022, there were 27 holders of record of our Ordinary Shares and three holders of records of our Warrants.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,921,950		$10.08	9,678,050
Equity compensation plan not approved by security holders	850,368	(1)	$0.51	0
Equity compensation plan not approved by security holders	850,000	(2)	$10.00	0
Total	3,622,318		N/A.	9,678,050

(1)	Represents Ordinary Shares issuable upon the exercise of stock options issued pursuant to the FREYR Legacy Incentive Stock Option Plan, dated November 9, 2019 (the “2019 Plan”).

(2)	Represents Ordinary Shares issuable upon exercise of stock options issued pursuant to the employment agreement entered into on June 16, 2021 between FREYR Legacy and Tom Einar Jensen (the “Jensen Employment Agreement”).

2019 Plan

Employees of FREYR Legacy were offered to participate in FREYR Legacy’s 2019 Incentive Stock Option Plan. At the completion of the Business Combination, the FREYR Legacy options and FREYR Legacy warrants were exchanged for FREYR options and FREYR Warrants. A full copy of the 2019 Plan is attached hereto as Exhibit 10.25 and is incorporated herein by reference. The 2019 Plan is also described below.

Employees who were offered to participate in the option plan received an offer letter that set out (i) the number options, and (ii) the grant schedule and vesting schedule. The strike price for the FREYR Legacy options was determined by the board in connection with each specific option grant. Otherwise the general terms of the 2019 Plan apply. The plan may be amended by the board from time to time. The employees have very limited protection from amendments that applied to future FREYR Legacy option grants. For FREYR Legacy options that have already been granted FREYR may only make amendments with respect to adjusting the permitted exercise windows.

Employees who participate in the plan received an offer letter that “allocates” a number of FREYR Legacy options to the employee. These options will be “granted” quarterly over a period of two years, i.e., so that 1/8 of the options allocated in the offer letter are granted at the beginning of each of the eight following calendar quarters. The granting schedule is also set out in the offer letters. Accordingly, the options that are allocated for future calendar quarters are not considered to be “granted” until the relevant grant dates have been reached. This has the effect that FREYR’s right to amend the terms of future options is intact until the actual “grant” date.

For new employees, options allocated for the first four quarters are not finally “granted” until the grant date of the fifth calendar quarter. Until the grant date of the fifth calendar quarter is reached, the options allocated for the first year are referred to as “earmarked” and not as “granted”. This means that employees in their first year of employment will not have any granted options, only “earmarked” options. If employees terminate their employment during their first year, options that have only been “earmarked” and not “granted” will fall away.

The options are issued (or “earmarked”) without consideration when they are offered. The exercise price for the options is set to reflect the market price for the shares at the relevant “grant” date of each calendar quarter.

The options that have been “granted” “vest” after three years, meaning that the options may only be exercised by the employee after the vesting date has been reached. This is practiced so that all options that are allocated in the same offer letter will vest on the same date, being the date falling three years after the first calendar quarter of the grant schedule set out in the offer letter.

When options are exercised by an employee, the employee can decide whether to receive shares against payment of the relevant exercise price or may opt for cash settlement of the difference between the exercise price and the trading price for the shares.

In connection with certain change of control transactions, all FREYR Legacy options will benefit from accelerated vesting. This means that the employee may exercise the options in connection with the relevant transaction. FREYR Legacy did not have a corresponding right to demand that the options are exercised, which means that the employee may instead choose to roll over the FREYR Legacy options. Accelerated vesting for “earmarked” FREYR Legacy options only apply to FREYR Legacy options where the “grant” date has passed, and not for options that would be “earmarked” on future “grant” dates. This means that if a new employee has participated in the plan for two calendar quarters, the accelerated vesting will apply only for FREYR Legacy options “earmarked” during the first two calendar quarters and not for FREYR Legacy options that would be “earmarked” during the two remaining calendar quarters of the first year of tenure. Employees who have not yet started in their positions for FREYR, and employees who have started but have not been employed during the “grant” date of any calendar quarter, do not have any granted FREYR Legacy options and will therefore not benefit from accelerated vesting.

In connection with the Business Combination, FREYR Legacy amended the 2019 Plan, to provide for (i) vesting of all FREYR Legacy options (whether “allocated”, “earmarked” or “granted”) of all employees who began their employment no later than December 1, 2020, (ii) the replacement of the various exercise prices applicable to each employee by one weighted average exercise price for all options held by that employee, (iii) adjustment of the exercise price to 99.3% of the originally applicable exercise price to reflect the value of the wind farm assets transferred to FREYR Legacy’s shareholders prior to the Business Combination, (iv) the replacement of the relevant NOK exercise price by a USD exercise price at a rate of 0.11848 USD per NOK, a rate agreed in the BCA, (v) exchange of the options for a number of FREYR options and exercise price corresponding to the exchange ratio in the Business Combination, such FREYR options to be subject to the 2021 Equity Incentive Plan of FREYR Battery (the “2021 Equity Incentive Plan”), except to the extent in conflict with the 2019 Plan, (vi) a twelve-month lock-up (extended to twenty-four months for those executives who report to the CEO, being Jan Arve Haugan, Steffen Føreid, Hege Marie Norheim, Are Brautaset, Ryuta Kawaguchi, Einar Kilde, Gery Bonduelle and Tove Nilsen Ljungqvist) on sales of shares issued on exercise of options and (vii) cash settlement of the value of the options in lieu of issuance of shares on exercise, to the extent exercised after the expiry of the lock-up period.

The Jensen Employment Agreement

On June 16, 2021, FREYR entered into a new employment agreement with Mr. Jensen to serve as FREYR’s Chief Executive Officer. A full copy of the Jensen Employment Agreement is attached hereto as Exhibit 10.24 and is incorporated herein by reference. Mr. Jensen’s employment is for an initial term of two years starting on and from July 9, 2021 and Mr. Jensen will continue as an at-will employee after that two-year term.

It also provides for an annual base salary of NOK 6,000,000, participation in the group bonus scheme with a bonus potential of twelve months base salary and awards under the 2021 Equity Incentive Plan. In particular, the following was agreed with Mr. Jensen:

●	An award of 850,000 options to acquire Ordinary Shares of FREYR at a strike price of $10 per share was granted upon the closing of the Business Combination; and

●	That such options were conditionally awarded to Mr. Jensen upon the closing of the Business Combination. The award is subject to the FREYR board’s assessment of Mr. Jensen’s performance of certain key performance indicators (“KPIs”). The board’s assessment of KPI performance will be made annually during the first quarter each calendar year, unless earlier assessments are decided by the board. The performance of each KPI will award Mr. Jensen with 1/9 of the maximum conditionally awarded options. Failure to perform a KPI will reduce the maximum conditionally awarded options pro-rata and may not subsequently be earned by Mr. Jensen. In the event of partial performance of a KPI, the board may decide to award parts of the options attached to such KPI (1/9). Options where the award is confirmed by the board will vest as follows: 1/3 from December 31, 2022, 1/3 from September 30, 2023, 1/3 from June 1, 2024. Vesting is subject to the terms of the 2021 Equity Incentive Plan.

The Jensen Employment Agreement contains customary confidentiality, non-competition, non-solicitation and intellectual property assignment provisions.

Item 6.	Selected Financial Data.

Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this Annual Report, as well as Item 1. Business of this Annual Report, for an overview of our operations and business environment.

This “FREYR Battery’s Management’s Discussion and Analysis” of FREYR Battery’s results operations and financial condition should be read in conjunction with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and the related respective notes, which are included elsewhere in this Report. The financial information contained herein is taken or derived from such audited annual consolidated financial statements, unless otherwise indicated. The following discussion contains forward-looking statements. FREYR Battery’s actual results could differ materially from those that are discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Report, particularly under “Risk Factors.” Unless the context otherwise requires, all references in this section to “FREYR” refer to FREYR Legacy prior to the closing of the Business Combination and to FREYR Battery following the closing of the Business Combination.

Overview

Our mission and vision are to accelerate the decarbonization of the transportation sector and energy systems by delivering some of the world’s cleanest and most cost-effective batteries. We aim to produce some of the most cost-competitive batteries with the lowest carbon footprints, which could further support the acceleration of the energy transition. Following the investment decision of the CQP, construction work is ongoing in Mo i Rana, Norway. The CQP production line will be based on our in-licensed technology from 24M. As of December 31, 2021, we have not derived revenue from our principal business activities. We will initially target ESS, marine applications, commercial vehicles and EVs with slower charge requirements, and then plan to target additional markets, including consumer EVs, through both the joint venture model and through the licensing model. We plan to produce faster charge battery cells for the broader consumer EV segment through the 24M platforms, as well as through the joint venture business model and potentially additional licensing partnerships.

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

On February 12, 2021, we were awarded a grant of NOK 39.0 million for research, development and innovation in the environmental technology category by Innovation Norway. This grant has been and will be paid during 2021 and 2022 and follows an evaluation process that started in the fall of 2020. The grant will be paid out in three installments based on meeting certain milestones in the agreement, in which the last payment milestone is payable after the final project report is approved. The grant is subject to certain conditions and will be earned only upon successful completion of these conditions. As of December 31, 2021, the first and second payment milestones had been met and NOK 11.7 million and NOK 19.5 million, respectively, were received. However, as conditions had only been met for income recognition for the second payment, the first payment of NOK 11.7 million ($1.3 million) has been recorded as deferred income.

Nordland Fylkeskommune

On February 10, 2021, we were awarded a grant of NOK 2.5 million from the Regional Nordland Research Fund for research, development and innovation in battery cell technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and purchased research and development. The grant will be paid out over a period of two years. As of December 31, 2021, an upfront payment of NOK 0.5 million was received. However, as conditions had not been met for income recognition, NOK 0.5 million (less than $0.1 million) was recorded as deferred income.

ENOVA

On March 1, 2021, we were awarded a grant of NOK 142.0 million from the Norwegian Ministry of Climate and Environment through ENOVA as part of the financing for the development and construction of the CQP in Mo i Rana, Norway. ENOVA is an enterprise owned by the Ministry of Climate and Environment. This grant will be paid as reimbursements of 25% of the costs incurred for the CQP from December 1, 2020 to December 1, 2024, in response to requests made by us for such reimbursement, which must be made a minimum of twice per year. We can begin to make requests for reimbursements when we can document that financing for such CQP has been secured, meaning that requests can be made following the closing of the Business Combination. ENOVA will withhold 20% of the grant until the CQP is completed, which in accordance with the terms of the grant must happen before December 1, 2024. The grant is subject to certain conditions and will be earned only upon successful completion of these conditions. As of December 31, 2021, we had not yet satisfied the requirements and thus have not reduced the carrying amount of the pilot plant by any grant amount.

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

Following the consummation of the Business Combination, our ordinary shares were listed on the New York Stock Exchange. As a listed company, the Company has and will continue to be required to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, directors’ fees, internal control over financial reporting compliance, and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

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

Facility Development Plan

For us to be successful in growing the business, we will need to develop production capacity and increase it. We expect to assemble and produce our battery cells in Mo i Rana, Norway, with production at the CQP to begin in 2022, at the earliest. We have made the final investment decision to proceed with the construction of our CQP, which will be used to provide samples to enable early customer engagement and to test new material suppliers and solutions over time. The planned construction period for the CQP is estimated at 12 months from the final investment decision. We do not currently have any production capacity and have not made a final investment decision or begun any construction activities for our Gigafactories. The planned construction period for each of our Gigafactories is estimated at 24 months. If we build our first Fast-Track Gigafactories as planned, we expect it will be Norway’s first lithium-ion battery cell manufacturing facility at such an industrial scale.

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

Our ability to plan, construct and equip manufacturing facilities, including our CQP and our Gigafactories, is subject to significant risks and uncertainties. As further described below, on July 19, 2021, we entered into two lease agreements with Mo Industripark with respect to the area to be used for the CQP. Pursuant to an earlier letter of intent, we also have an exclusive right to lease and develop a second area and the first right of refusal for a third area, which expires June 30, 2022. We have also obtained a non-binding memorandum of understanding with the City of Vaasa, Finland, which provides us with the exclusive right, until July 22, 2022, to a 90-hectare site for a potential Gigafactory. Mo Industripark AS has certain permits related to our status as a regulated industrial zone and we have the consents, agreements, permits and licenses needed for our planned construction activities with respect to the CQP; however, we do not have all consents, agreements, permits or licenses needed for the operation of the CQP or our planned construction and operation activities for the Gigafactories. In addition, the failure to reach a sufficient amount of customer offtake agreements in a timely manner will delay or possibly prohibit the initiation of the construction of any Gigafactories. Failure to obtain, delay in obtaining or the loss of necessary consents, commercial agreements, permits and licenses could result in delay or termination of development activities.

Market and Competition

We expect competition in battery technology and EVs to intensify due to a regulatory push for EVs, increased decarbonization of energy systems (requiring additional storage/battery capacity), continuing globalization and potential consolidation in the worldwide automotive and energy industry. Developments in alternative technologies or improvements in battery technology made by competitors may materially adversely affect the sales, pricing and gross margins of our battery cells. If a competing process or technology is developed that has superior operational or price performance, our business could be harmed. In addition, battery cells may be or become subject to tariffs and/or technical barriers to trade, which we may not be able to overcome by sourcing and supply arrangements, and which therefore could harm our business. On the other hand, the increased demand for batteries from various customer segments that is being observed may result in accelerated and higher volumes, higher prices and better margins. Our ongoing customer acquisition dialogues indicate the potential for higher prices than previously estimated, but further negotiations are ongoing and no firm offtake agreements have yet been entered into.

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

We and Glencore will also explore potential collaboration for battery material and battery scrap recycling and work together to assure responsible sourcing and recycling through third-party audits. We expect that future collaborations with Glencore will have an impact on our financial performance (and in particular our operating expenses).

Joint Venture with KSP

On October 8, 2021, FREYR formed a joint venture with KSP with a 50%/50% ownership structure to advance the development of clean battery cell manufacturing in the United States, which we expect will accelerate our business operations, production and geographic expansion outside of Norway. The joint venture has secured a license from 24M to deploy 24M’s SemiSolidTM platform technology. In conjunction, KSP and FREYR have invested $70 million in convertible promissory notes with 24M, under which KSP and FREYR invested $50 million and $20 million, respectively. Such notes are expected to have a material impact on our balance sheet as a convertible note.

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

R&D

R&D expense consists primarily of compensation to employees engaged in research and development activities, including share-based compensation, internal and external engineering, supplies and services, and contributions to research institutions. R&D expense also includes the development costs related to the 24M License.

Depreciation

Depreciation expense relates to the depreciation of our property and equipment and is calculated using the straight-line method over the useful lives of the related assets.

Equity in losses from investee

Equity in losses from investee consists of our proportionate share of the net earnings or losses and other comprehensive income from FREYR Battery KSP JV LLC, which is accounted for under the equity method, as we exercise significant influence but not control, over its operating and financial policies.

Other income (expense)

Other income (expense) primarily consists of the fair value adjustments on our redeemable preferred shares, convertible notes, and warrant liability, the gain on settlement from our warrant liability, interest income and expense, net foreign currency transaction gains and grant proceeds received.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Report. The following table sets forth FREYR Battery’s consolidated results of operations data for the periods presented (in thousands, except percentages):

	For the years ended
	December 31,		Change	Change
	2021	2020	($)	(%)
Operating expenses:
General and administrative	$61,635	$7,043	$54,592	775%
Research and development	13,816	1,865	11,951	641%
Depreciation	120	15	105	700%
Equity in losses from investee	62	—	62	NM (1)
Total operating expenses	75,633	8,923	66,710	748%
Loss from operations	(75,633)	(8,923)	(66,710)	748%
Other income (expense):	(17,745)	(682)	(17,063)	2,502%
Loss before income taxes	(93,378)	(9,605)	(83,773)	872%
Income tax expense	—	—	—	0%
Net loss	$(93,378)	$(9,605)	$(83,773)	872%

(1)	NM = Not meaningful

Operating expenses

General and administrative

General and administrative expenses increased by $54.6 million or 775%, to $61.6 million for the year ended December 31, 2021, from $7.0 million for the year ended December 31, 2020. General and administrative expenses increased primarily due to an increase of compensation costs of $28.3 million resulting from a higher headcount and share-based compensation costs. Furthermore, there was an increase of $26.3 million related to growth in general corporate expenses, professional services, and travel.

Research and development (“R&D”)

R&D expenses increased by $11.9 million or 641%, to $13.8 million for the year ended December 31, 2021, from $1.9 million for the year ended December 31, 2020. R&D expenses increased primarily due to an increase in costs incurred in accordance with the 24M license of $5.2 million, an increase in compensation costs of $4.2 million resulting from a higher headcount and share-based compensation costs and an increase in other technology and professional fees of $0.7 million.

Depreciation

Depreciation was de minimis for the year ended December 31, 2021 and 2020.

Equity in losses from investee

Equity in losses from investee increased by $62 thousand for the year ended December 31, 2021. There was no equity in losses from investee for the year ended December 31, 2020. Losses were recognized in equity in losses from investee because of the establishment of FREYR Battery KSP JV, LLC and incurrence of initial costs for the setup of the entity.

Other income (expense)

Other income (expense) increased by $17.0 million or 2,502%, to $17.7 million for the year ended December 31, 2021, from $0.7 million for the year ended December 31, 2020. Other income (expense) increased primarily due to the increase in the warrant liability fair value adjustment of $20.2 million offset by the increase in foreign currency transaction net gains of $1.3 million and other income of $1.6 million, which predominantly consists of the grant proceeds received during the year ended December 31, 2021.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of December 31, 2021 we had approximately $565.6 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $25.8 million. To date, our principal sources of liquidity have been proceeds received from the Business Combination, issuance of debt and equity securities and amounts received from government grants. These funds will be used for our battery projects, technology licensing and research and development efforts, including the CQP, and general corporate purposes. Additionally, we expect that the various government grants we have received but not earned to date will also help fund our operational needs and general corporate purposes and cover certain operating expenses.

Our capital requirements depend on many factors, including capital expenditures required to support the development of the battery factories, the timing and extent of spending to support technology licensing and research and development efforts and market adoption of our future products. Until we can generate sufficient revenue to cover operating expenses, working capital and capital expenditures, we expect to fund cash needs through a combination of equity and debt financing. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our ordinary shares. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our ordinary shares. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

While we will need to raise additional capital in the future, if adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

We currently lease our corporate offices and certain properties for our planned production facilities. On July 19, 2021, we entered into two lease agreements with Mo Industripark with respect to (i) the area to be used for the CQP and (ii) an adjacent area for about 5,000 m. Both leases expire on August 11, 2031 and may be extended twice in five-year increments.

We believe that we have the ability to meet all of our contractual obligations and commitments for at least the next 12 months.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	For the years ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(63,136)	$(7,336)
Investing activities	(33,787)	(71)
Financing activities	649,000	20,458

Operating Activities

Net cash used in operating activities was $63.1 million for the year ended December 31, 2021, while net cash used in operating activities was $7.3 million for the year ended December 31, 2020. For the year ended December 31, 2021, the primary factor affecting our operating cash flows was our operating expenses of $75.6 million driven by payroll and other related costs, fees to EDGE Global LLC, accounting and legal fees, research and development, and other operating expenses. Additionally, this included our cash prepayment to 24M for services to be performed through December 31, 2023. These operating expenses and prepayment were partially offset primarily by the non-cash share-based compensation of $14.8 million. For the year ended December 31, 2020, the primary factor affecting our operating cash flows was our operating expenses of $8.9 million driven by payroll and other related costs, fees to EDGE Global, accounting and legal fees, research and development, and other operating expenses. These operating expenses were partially offset by the impact of the increase in accounts payable and accrued liabilities of $1.6 million due to the timing of payment.

Investing Activities

Net cash used in investing activities was $33.8 million for the year ended December 31, 2021, while net cash used in investing activities was less than $0.1 million for the year ended December 31, 2020. For the year ended December 31, 2021, our investing cash flows primarily reflect the investment in a convertible note of $20 million as well as the purchases of property and equipment of $13.8 million, while for the year ended December 31, 2020, our investing cash flow reflect the purchase of equipment of $0.1 million.

Financing Activities

Net cash provided by financing activities was $649.0 million for the year ended December 31, 2021, while net cash provided by financing activities was $20.5 million for the year ended December 31, 2020. For the year ended December 31, 2021, our financing cash flows primarily relate to net proceeds of $641.5 million from the Business Combination and $7.5 million from the issuance of redeemable preferred shares. For the year ended December 31, 2020, our financing cash flows primarily relate to net proceeds of $11.6 million from capital contributions of ordinary shareholders, proceeds of $1.5 million from the issuance of convertible debt and proceeds of $7.5 million from the issuance of redeemable preferred shares, offset by payments of $0.1 million related to the settlement of the convertible debt.

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

Our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Report. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involved a greater degree of judgment and complexity.

Share-Based Compensation

The share-based compensation expense for equity-classified awards is typically determined based on the grant-date fair value of those awards. However, liability-classified awards are subsequently remeasured to fair value at each reporting date until settlement. The fair value of share-based compensation awards is derived from the use of valuation models which are commonly used. These valuation models use inputs that require estimates that are reflective of future expectations including the forward expected risk-free interest rate, volatility of our shares, and the expected exercise behavior of employees. We employed a lattice option pricing model for certain of the 2021 LTIP options granted with a strike price above the grant date price and the Black-Scholes-Merton option pricing model for all other stock options granted. Significant judgment must be employed to derive reasonable estimates in determining the fair value of share-based compensation awards.

Warrant Liability

Prior to the consummation of the Business Combination, we measured our warrant liability at fair value based on significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. We used a scenario-based framework that considered varying levels of tranches of investments and the related equity valuation. We assessed the assumptions and estimates used in the analysis on an ongoing basis as additional data impacting the assumptions and estimates was obtained. Once available, the over-the-counter trading price was used to measure the warrant liability, which caused it to be transferred from a Level 3 measurement to a Level 2 measurement. All subsequent changes in the fair value of the warrant liability related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the consolidated statement of operations and comprehensive loss.

Subsequent to the consummation of the Business Combination, with the acquisition of the Private Warrants, we measure our warrant liability at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. We use the Black-Scholes-Merton option pricing model to value the Private Warrants, which includes subjective assumptions relating to the risk-free interest rate, expected term, and expected volatility. All subsequent changes in the fair value of the warrant liability related to updated assumptions and estimates are recognized as a warrant liability fair value adjustment within the consolidated statement of operations and comprehensive loss.

Convertible Note

We have elected to account for our Convertible Note per the fair value option under Accounting Standards Codification (“ASC”) 825, Financial Instruments, with changes in fair value recognized as a convertible note fair value adjustment and interest earned recognized as interest income within the consolidated statement of operations and comprehensive loss.

We estimate the fair value of the convertible note based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. We used a scenario-based framework that uses various scenarios that were weighted based on the likelihood of occurrence. The scenario-based framework utilizes significant assumptions and judgments about the expected payoffs upon the event, the discount rate and the expected timing and then the expected probability of each scenario.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

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

We qualify as an emerging growth company, as defined in the JOBS Act, and therefore intend to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. This may make a comparison of our consolidated financial statements with another public company that is either not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

FREYR is exposed to market risks arising from adverse changes in inflation and changing prices. This market risk is described further below. In addition, refer to Item 1A of Part I in this Annual Report on Form 10-K for additional discussion of these and other risks, including the potential risks associated with the supply chain and the COVID-19 pandemic.

Inflation Risk

Increases in raw material prices, including those from inflationary pressures or from supply chain constraints may adversely impact FREYR’s costs and results of operations. Rising raw material costs, including steel and aluminum raw material inflation in fiscal year 2021, may result in significant increases in costs from our suppliers and increased lead-times associated with our raw materials, particularly since we have not established fixed prices and volumes with a majority of our prospective suppliers.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data.

FREYR BATTERY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of FREYR Battery

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FREYR Battery and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers AS

Oslo, Norway

March 9, 2022

We have served as the Company's auditor since 2021.

Our financial statements for the fiscal years ended December 31, 2021 and 2020, and the reports thereon of the independent registered public accounting firms are included in this Annual Report.

Part I - Financial Information

Item 1. Financial Statements.

FREYR BATTERY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$563,956	$14,749
Restricted cash	1,671	196
Prepaid assets	15,882	464
Other current assets	1,282	442
Total current assets	582,791	15,851
Property and equipment, net	21,062	80
Convertible note	20,000	-
Equity method investment	2,938	-
Other long-term assets	242	-
Total assets	$627,033	$15,931
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$3,813	$888
Accrued liabilities	15,065	1,693
Accounts payable and accrued liabilities - related party	3,316	322
Redeemable preferred shares	-	7,574
Deferred income	1,380	-
Share-based compensation liability	2,211	460
Other current liabilities	12	-
Total current liabilities	25,797	10,937
Warrant liability	49,124	-
Long-term share-based compensation liability	6,627	38
Total liabilities	81,548	10,975
Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary share capital, no par value, 245,000,000 ordinary shares authorized and 116,853,504 ordinary shares issued and outstanding as of December 31, 2021 and 37,452,359 shares authorized, issued and outstanding as of December 31, 2020	116,854	-
Additional paid-in capital	533,418	15,183
Accumulated other comprehensive (loss) income	(524)	658
Accumulated deficit	(104,263)	(10,885)
Total shareholders’ equity	545,485	4,956
Total liabilities and shareholders’ equity	$627,033	$15,931

See accompanying notes to consolidated financial statements

FREYR BATTERY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and per Share Amounts)

	For the year ended December 31,
	2021	2020
Operating expenses:
General and administrative	$61,635	$7,043
Research and development	13,816	1,865
Depreciation	120	15
Equity in losses from investee	62	-
Total operating expenses	75,633	8,923
Loss from operations	(75,633)	(8,923)
Other income (expense):
Warrant liability fair value adjustment	(21,859)	(1,670)
Redeemable preferred shares fair value adjustment	75	(70)
Convertible notes fair value adjustment	-	(201)
Gain on settlement of warrant liability	-	466
Interest income	317	20
Interest expense	(3)	(53)
Foreign currency transaction gain	1,325	38
Other income, net	2,400	788
Loss before income taxes	(93,378)	(9,605)
Income tax expense	-	-
Net loss	(93,378)	(9,605)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,182)	662
Total comprehensive loss	$(94,560)	$(8,943)

Basic and diluted weighted-average ordinary shares outstanding	75,362,870	$28,312,125
Basic and diluted net loss attributable to ordinary shareholders	$(1.24)	$(0.34)

See accompanying notes to consolidated financial statements

FREYR BATTERY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance as of January 1, 2020	21,250,776	$-	$335	$(4)	$(1,280)	$(949)
Share-based compensation expense	-	-	535	-	-	535
Capital contributions from Rana municipality, net of issuance costs	1,193,529	-	996	-	-	996
Capital contributions from private placement, net of issuance costs	12,827,098	-	10,554	-	-	10,554
Capital contributions from conversion of convertible debt to ordinary shares	1,785,504	-	1,704	-	-	1,704
Capital contributions from settlement of the warrant liability	395,452	-	1,059	-	-	1,059
Net loss	-	-	-	-	(9,605)	(9,605)
Other comprehensive income	-	-	-	662	-	662
Balance as of December 31, 2020	37,452,359	$-	$15,183	$658	$(10,885)	$4,956
Share-based compensation expense	-	-	14,055	-	-	14,055
Reclassification of share-based compensation expense from equity to liability	-	-	(8,984)	-	-	(8,984)
Norway Demerger	-	-	(2,897)	-	-	(2,897)
Issuance of ordinary shares in settlement of FREYR Legacy preferred shares	1,489,500	-	14,895	-	-	14,895
PIPE Investment, net of transaction costs	60,000,000	-	579,000	-	-	579,000
Business Combination, net of redemptions and transaction costs	17,498,332	-	39,020	-	-	39,020
Luxembourg Reorganization	-	116,441	(116,441)	-	-	-
Capital contribution from conversion of warrants to ordinary shares	413,313	413	(413)	-	-	-
Net loss	-	-	-	-	(93,378)	(93,378)
Other comprehensive income	-	-	-	(1,182)		(1,182)
Balance as of December 31, 2021	116,853,504	$116,854	$533,418	$(524)	$(104,263)	$545,485

See accompanying notes to consolidated financial statements

 FREYR BATTERY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the year ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(93,378)	$(9,605)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	14,818	535
Depreciation	120	15
Redeemable preferred shares fair value adjustment	(75)	70
Warrant liability fair value adjustment	21,859	1,670
Convertible notes fair value adjustment	-	201
Gain on settlement of warrant liability	-	(466)
Equity in losses from investee	62	-
Other	(56)	(725)
Changes in assets and liabilities:
Prepaid assets	(15,598)	(408)
Other current assets	(821)	(231)
Other long-term assets	(230)	-
Accounts payable and accrued liabilities	8,716	1,347
Accounts payable and accrued liabilities - related party	4	226
Other current liabilities	12	-
Deferred income	1,431	-
Other long-term liabilities	-	35
Net cash used in operating activities	(63,136)	(7,336)
Cash flows from investing activities
Purchases of property and equipment	(13,775)	(71)
Investment in convertible note	(20,000)	-
Purchases of other long-term assets	(12)	-
Net cash used in investing activities	(33,787)	(71)
Cash flows from financing activities
Proceeds from Business Combination	70,836	-
Proceeds from PIPE Investment	600,000	-
Capital contributions - ordinary shares	-	12,351
Issuance cost	(26,334)	(799)
Proceeds from issuance of redeemable preferred shares	7,500	7,500
Payments for the Norway Demerger	(3,002)	-
Proceeds from issuance of convertible debt	-	1,104
Proceeds from issuance of convertible debt - related party	-	427
Payments related to convertible debt	-	(125)
Net cash provided by financing activities	649,000	20,458
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(1,395)	1,637
Net increase in cash, cash equivalents, and restricted cash	550,682	14,688
Cash, cash equivalents, and restricted cash at beginning of period	14,945	257
Cash, cash equivalents, and restricted cash at end of period	$565,627	$14,945

Supplementary disclosures of cash flow information
Cash paid for interest	$3	$14
Cash paid for income taxes	-	-

Supplementary disclosures for noncash activities
Warrant liability assumed from business combination	$27,265	$-
Settlement of redeemable preferred shares through issuance of ordinary shares	14,895	-
Reclassification of share-based compensation expense from equity to liability	8,984	-
Accrued purchases of property and equipment	7,559	-
Investment in equity method investment through assumption of liability	3,000	-
Settlement of accrued liabilities through issuance of non-employee warrants	460	-
Settlement of other long-term liabilities through issuance of employee options	38	-
Net liabilities assumed from Business Combination	149	-

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$563,956	$14,749
Restricted cash	1,671	196
Cash, cash equivalents, and restricted cash	$565,627	$14,945

See accompanying notes to consolidated financial statements.

1. Business and Basis of Presentation

Description of the Business

FREYR is a battery manufacturing company. We are in the initial design and testing phase related to our battery production and have yet to bring a completed product to market.

Business Combination

Pursuant to the Business Combination Agreement (the “BCA”) entered into to effect a merger between Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”) and FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”) (the “Business Combination”), FREYR, a Luxembourg public limited liability company was formed to complete the Business Combination and related transactions and carry on the business of FREYR Legacy. FREYR serves as the successor entity to FREYR Legacy, the predecessor entity.

On July 9, 2021, FREYR consummated the Business Combination with FREYR Legacy and Alussa pursuant to the terms of the BCA dated January 29, 2021. Pursuant to the terms of the BCA, among other things, FREYR Legacy’s wind farm business was transferred to Sjonfjellet Vindpark Holding AS (“SVPH”), resulting in SVPH shares being held by FREYR Legacy’s shareholders. In connection with the consummation of the transactions contemplated by the BCA, FREYR Legacy and Alussa became wholly owned subsidiaries of FREYR. Following the First Closing on July 7, 2021, FREYR’s ordinary shares and warrants began trading on the New York Stock Exchange.

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

As a result, the consolidated financial statements included herein reflect (i) the historical operating results of FREYR Legacy prior to the Business Combination, (ii) the combined results of FREYR, FREYR Legacy and Alussa following the closing of the Business Combination, (iii) the assets and liabilities of FREYR Legacy at their historical cost, (iv) the assets and liabilities of FREYR and Alussa at their historical cost, which approximates fair value, and (v) FREYR’s equity structure for all periods presented.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the closing date, to reflect the number of shares of FREYR’s ordinary shares issued to FREYR Legacy’s shareholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to FREYR Legacy’s ordinary shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of FREYR and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current year’s presentation in the consolidated financial statements and the accompanying notes.

Risks and Uncertainties

We are subject to those risks common in the renewable energy and manufacturing industries and also those risks common to early stage development companies, including, but not limited to, the possibility of not being able to successfully develop or market our products, the ability to obtain or maintain licenses and permits to support future business, competition, dependence on key personnel and key external alliances, loss of our grant contributor, the ability to maintain and establish relationships with current and future vendors and suppliers, the successful protection of our proprietary technologies, the possibility of the factory development being disrupted, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

These financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of the date of this report, our existing cash resources, which were provided as a result of the business combination, are sufficient to support planned operations for the next 12 months. As a result, management believes that our existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those critical accounting estimates related to the valuation of share-based compensation, our valuation of warrant liability and our valuation of the convertible note. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.

Restricted Cash

Restricted cash consists of funds held in a restricted account for payment of upfront rental lease deposits and income tax withholdings to the Norwegian government, payable every other month.

Fair Value Measurement and Fair Value Option

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Under the fair value option under US GAAP, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in earnings. Any changes in the fair value of liabilities resulting from changes in the instrument-specific credit risk would be reported in other comprehensive income.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset or the remaining lease term, whichever is shorter.

Property and Equipment

Computer software and office equipment	Three to five years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

The useful lives of our property and equipment are determined by management when those assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. Our current estimate of useful lives represents the best estimate of the useful lives based on current facts and circumstances but may differ from the actual useful lives due to changes in future circumstances such as changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life. Historically, changes in useful lives have not resulted in material changes to our depreciation and amortization expense.

Maintenance and repairs are charged to expense as incurred and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the accompanying consolidated statements of operations and comprehensive loss.

Assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service.

Leases

We account for leases under ASC 840, Leases. Under this guidance, lessees classify arrangements meeting the definition of a lease as either operating or capital leases. Leases are classified as capital leases whenever the terms of the lease transfer substantially all of the risks and rewards of ownership to the lessee. All other leases are recorded as operating leases. As of December 31, 2021, all of our leases were operating leases. We recognize rent expense on a straight-line basis over the lease term.

Grants

For the grants related to the CQP, we reduce the carrying amount of the CQP as the grants are received and the conditions for receiving the grants have been fulfilled. We recognize other grants received as other income over the periods in which the related costs are incurred and the conditions for receiving the grants have been fulfilled.

Research and Development Cost

Research and development costs that do not meet the criteria for capitalization are expensed as incurred. Research and development costs consist of compensation, employee benefits, and share-based compensation for employees engaged in research and development activities, as well as fees paid for external engineering, supplies and services, allocation of indirect costs and contributions to research institutions.

Foreign Currency Translation and Transaction Gains and Losses

Our functional currency is U.S. dollars. Generally, the functional currency of our subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using period-end exchange rates for assets and liabilities.  Revenues and expenses are translated into U.S. dollars using the average exchange rates prevailing for each period presented. We record translation gains and losses in accumulated other comprehensive income. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gain (loss) in other income (expense), net.

Share-Based Compensation

Our share-based compensation includes stock options, warrants and awards that may be settled in our shares. We measure and record compensation expense for all equity-classified awards based on estimated fair values of the underlying stock at the grant date. We initially measure and record liability-classified awards based on estimated fair values of the underlying stock at the grant date and subsequently remeasure to fair value at each reporting date until settlement. We recognize compensation expense for all employee awards with service-based vesting requirements on a straight-line basis over the requisite service period of the awards, which is generally the award’s vesting period. We recognize compensation expense for all employee awards with performance-based vesting requirements using accelerated attribution based on the performance factor probable of achievement as of the reporting date. We account for all forfeitures as they occur.

Warrant liability

We account for Private Warrants as derivative liabilities on the consolidated balance sheets. We measured the fair value at the close of the Business Combination and each reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss in the period of change.

Investments under the equity method

We utilize the equity method to account for investments, including joint ventures, when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted.

In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee.

Defined Contribution Plan

We have defined contribution plans in accordance with Norwegian law for employees residing in Norway, as well as abroad. We made contributions to our defined contribution plans of $0.6 million and $0.1 million in the years ended December 31, 2021 and 2020.

Income Taxes

Deferred income tax assets and liabilities are computed on differences between the financial statement bases and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets when realization is not likely. Changes in the valuation allowances occurring in subsequent periods are included in the consolidated statements of operations and comprehensive loss.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 or 2020.

Segment Information

Our focus is the development of batteries as our primary business and our Chief Executive Officer (“CEO”), who is the chief operating decision-maker, manages our operations as a single operating segment for purposes of allocating resources and evaluating financial performance.

Concentrations of Credit Risk

Financial instruments that are potentially subjected to credit risk consist of cash and cash equivalents and the convertible note. Cash and cash equivalents are placed with major financial institutions. We have not experienced any credit loss related to our cash and cash equivalents or the convertible note.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt-out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt-out is irrevocable. We qualify as an emerging growth company, as defined in the JOBS Act, and therefore intend to take advantage of certain exemptions from various public company reporting requirements, including delaying the adoption of new or revised accounting standards until those standards apply to private companies. The effective dates shown below reflect the election to use the extended transition period.

Recently Issued Accounting Pronouncement

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve the consistent application. We will adopt the new standard effective January 1, 2022. We do not expect the new standard to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We will adopt the new standard effective January 1, 2022, on a modified retrospective basis and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist before the adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

We currently lease our corporate headquarters, CQP, as well as other properties. Upon adoption of ASC 842 management expects that based on our current portfolio of leases, assets and liabilities on the consolidated balance sheet will increase by between $8 million and $10 million due to the recognition of right-of-use assets and corresponding lease liabilities. The adoption of the standard is not expected to significantly impact accumulated deficit.

Adoption of Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as amended, which is intended to simplify the accounting for convertible instruments by removing certain separation models and amending the disclosure requirements. We early adopted this guidance as of January 1, 2021. Adoption of the standard did not have a material impact on the consolidated financial statements.

3. Business Combination

As discussed in Note 1 – Business and Basis of Presentation, we completed the Business Combination on July 9, 2021. Immediately before the closing of the Business Combination, all outstanding redeemable preferred shares of FREYR Legacy were converted into ordinary shares of FREYR. Upon the consummation of the Business Combination, each share of FREYR Legacy issued and outstanding was canceled and converted into the right to receive 0.179038 ordinary shares in FREYR (the “Exchange Ratio”).

Upon the closing of the Business Combination, our articles of association were amended and restated to, among other things, increase the total number of authorized shares to 245,000,000 shares without par value.

In connection with the Business Combination, on January 29, 2021, Alussa and FREYR entered into separate subscription agreements with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and FREYR agreed to sell to the Subscribers, an aggregate of 60,000,000 ordinary shares (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $600.0 million, in a private placement pursuant to the subscription agreements (the “PIPE Investment”). The PIPE Investment closed simultaneously with the consummation of the Business Combination.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Alussa was treated as the “acquired” company for financial reporting purposes. See Note 1 – Business and Basis of Presentation for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of FREYR issuing shares for the net assets of Alussa, accompanied by a recapitalization. The net assets of Alussa were stated at historical cost, with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the Business Combination and PIPE Investment to the consolidated statement of cash flows and the consolidated statement of shareholders’ equity for the year ended December 31, 2021 (in thousands):

Recapitalization
Cash - Alussa trust and cash, net of redemptions	$104,535
Cash - PIPE Investment	600,000
Less: Non-cash net liabilities assumed from Alussa	(26,129)
Less: Transaction costs	(60,386)
Net Business Combination and PIPE Investment	618,020
Add back: Non-cash net liabilities assumed from Alussa	26,129
Add: Accrued transaction costs	353
Net cash contribution from Business Combination and PIPE	$644,502

The number of ordinary shares issued immediately following the consummation of the Business Combination:

Number of Shares
Alussa Class A ordinary shares, outstanding prior to Business Combination	28,750,000
Less: redemption of Alussa Class A ordinary shares	(18,439,168)
Alussa Class A ordinary shares	10,310,832
Alussa Class B founder ordinary shares	7,187,500
Ordinary shares issued in PIPE Investment	60,000,000
Ordinary shares issued to FREYR Legacy preferred shareholders	1,489,500
Business Combination and PIPE Investment ordinary shares	78,987,832
FREYR Legacy ordinary shares (1)	37,452,359
Total ordinary shares immediately after Business Combination and PIPE Investment	116,440,191

(1)	The number of FREYR Legacy ordinary shares was determined from the 209,196,827 of FREYR Legacy ordinary shares outstanding prior to the closing of the Business Combination converted at the exchange ratio of 0.179038. All fractional shares were rounded down.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2021	2020
Office equipment	$1,180	$98
Less: Accumulated depreciation and amortization	(135)	(15)
Construction in progress	20,017	-
Less: Foreign currency translation effects	-	(3)
Property and equipment, net	$21,062	$80

Construction in progress primarily includes costs related to the construction of the CQP in Mo i Rana and the related production equipment.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued purchases	$8,165	$690
Accrued payroll and payroll related expenses	6,476	518
Accrued other operating costs	424	485
Total accrued liabilities	$15,065	$1,693

6. Leases

We currently lease our corporate headquarters, CQP, as well as other properties, that are classified as operating leases. Total rent expense was $1.0 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. We do not have any contingent rent expense or capital leases. Substantially all of the Company’s leases have renewal options.

Minimum rentals payable under all non-cancelable operating leases with terms greater than one year as of December 31, 2021, are as follows (in thousands):

Year ending December 31:
2022	$1,714
2023	1,696
2024	1,692
2025	1,748
2026	1,748
Later years	3,832
Total minimum payments required	$12,430

7. Commitments and Contingencies

Commitments

On December 1, 2020, we entered into a definitive licensing and services agreement effective December 15, 2020, with 24M to use its SemiSolidTM lithium-ion battery platform technology in our planned facilities in Mo i Rana, Norway. In accordance with this agreement and a letter agreement dated December 18, 2020, we committed to pay $20.0 million for the rights to the production of battery cells based on 24M’s current and future technology, as well as services, including technical training of engineers, the information relevant to construct and operate the factories and on-site support. $0.7 million was paid and expensed in 2020 at the signing of the memorandum of understanding before entering into a definitive agreement. We determined that the remaining $19.3 million payable would be recognized straight-line over the service period through December 31, 2022, which was extended to December 31, 2023, through the first amendment to the definitive agreement dated January 18, 2021. As of December 31, 2020, $0.4 million was accrued related to the agreement. As of December 31, 2021, we had a prepaid asset of $12.8 million and no remaining commitment related to the agreement. In accordance with the definitive agreement, we will also pay an ongoing royalty fee based on sales volumes with minimum annual payments of $3.0 million beginning on the third anniversary of the effective date. All expenses related to this definitive agreement are recognized as research and development costs within the consolidated statements of operations and comprehensive loss.

Contingent Liabilities - Litigation

From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events. Management believes that any liability of ours that may arise out of or with respect to these matters will not materially, adversely affect our consolidated financial position, results of operations, or liquidity.

8. Warrants

As of December 31, 2021, we have 24,625,000 warrants outstanding. As part of the Business Combination, as described in Note 3 – Business Combination, the 14,375,000 public warrants of Alussa were each exchanged for one public warrant in FREYR (the “Public Warrants”) and the 10,250,000 private warrants of Alussa were each exchanged for one private warrant in FREYR (the “Private Warrants”). The Public and Private Warrants (collectively, “Warrants”) are subject to the terms and conditions of the warrant agreement entered into between Alussa, Continental Stock Transfer & Trust Company and FREYR (the “Amended and Restated Warrant Agreement”).

The Warrants entitle the holder thereof to purchase one of our ordinary shares at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.

The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by FREYR.

We may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as we provide at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of our ordinary shares equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we send the notice of redemption to the Public Warrant holders.

We determined that the Public Warrants are equity classified as they are indexed to our ordinary shares and qualify for classification within shareholders’ equity. As such, the Public Warrants are presented within additional paid-in capital on the consolidated balance sheets herein. However, we determined that the Private Warrants are not considered indexed to our ordinary shares as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented within warrant liability on the consolidated balance sheets herein. See Note 9 – Fair Value Measurement for further details.

9. Fair Value Measurement

The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and liabilities at fair value on a recurring basis according to the valuation techniques we use to determine their fair value (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Convertible Note	$-	$-	$20,231	$20,231
Total	$-	$-	$20,231	$20,231
Liabilities
Warrant Liabilities	$-	$-	$49,124	$49,124
Total	$-	$-	$49,124	$49,124

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Redeemable Preferred Shares	$-	$-	$7,574	$7,574
Total	$-	$-	$7,574	$7,574

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

For the nine convertible notes issued in 2020 (“2020 Convertible Notes”), we elected the fair value option. Such election was irrevocable and applied on an instrument-by-instrument basis at initial recognition. Any changes in the fair value of these securities were recognized in the consolidated statements of operations and comprehensive loss. Interest expense on the 2020 Convertible Notes for which the fair value option was elected was based on stated interest rates and was recorded as interest expense within the consolidated statements of operations and comprehensive loss.

We measured our Private Warrants and convertible note as of December 31, 2021 and our preferred shares as of December 31, 2020 at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the Private Warrants, convertible note and preferred shares used assumptions and estimates that we believed would be made by a market participant in making the same valuation. Changes in the fair value of the preferred shares related to updated assumptions and estimates were recognized as a redeemable preferred shares fair value adjustment within the consolidated statements of operations and comprehensive loss. Changes in the fair value of the Private Warrants related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the consolidated statements of operations and comprehensive loss. Changes in the fair value of the convertible note related to updated assumptions and estimates were recognized as a convertible note fair value adjustment, and interest earned recognized as interest income within the consolidated statement of operations and comprehensive loss.

As of December 31, 2021 and 2020, the carrying value of all other financial assets and liabilities approximated their respective fair values.

Private Warrants

The Private Warrants outstanding on December 31, 2021, were valued using the Black-Scholes-Merton option pricing model. No Private Warrants were outstanding on December 31, 2020. See Note 8 – Warrants above for further detail. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants as of December 31, 2021, required the use of subjective assumptions:

●

The risk-free interest rate assumption was based on the U.S. Treasury Rates, which were commensurate with the contractual terms of the Private Warrants, which expire on the earlier of (i) five years after the completion of the Business Combination or July 9, 2026 and (ii) redemption or liquidation. An increase in the risk-free interest rate, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.

●	The expected term was determined to be 4.53 years as of December 31, 2021, given the expiration of the Private Warrants as noted above. An increase in the expected term, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly traded companies as determined based on the size and industry. An increase in expected volatility, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.

Using this approach, an exercise price of $11.50 and a share price of $11.18, we determined that the fair value of the Private Warrants was $49.1 million as of December 31, 2021.

Convertible Note

As of December 31, 2021, we had an investment in a convertible note from 24M that was fair valued pursuant to the election of the fair value option under ASC 825, Financial Instruments. See Note 15 – Convertible Note for further detail. The Company considers this to provide a more accurate reflection of the current economic environment of the instrument. This convertible note was valued using a scenario-based framework. This analysis assumed various scenarios that were weighted based on the likelihood of occurrence. Within each scenario, an income approach, specifically the discounted cash flow approach, was utilized based on the expected payoffs upon the event, the discount rate and the expected timing and then the expected probability of occurrence was applied, all of which management determined were significant assumptions. Using this approach, we determined that the fair value of the convertible note as of December 31, 2021 was $20.2 million. We noted that a change in the expected payoffs, discount rate, timing, or expected probability would result in a change to the fair value ascribed to the convertible note. No convertible note was outstanding on December 31, 2020. For the year ended December 31, 2021, the total change in fair value of the convertible note, including interest income, of $0.2 million was recognized as interest income within the consolidated statement of operations and comprehensive loss and within other long-term assets on the consolidated balance sheet.

Preferred Shares

The preferred shares outstanding on December 31, 2020, were valued using a scenario-based framework. No preferred shares were outstanding on December 31, 2021, as they were settled as part of the Business Combination. See Note 1 – Business and Basis of Presentation and Note 3 – Business Combination for further detail. Within each scenario, an income approach, specifically the discounted cash flow approach, was utilized based on the expected payoffs upon the conversion or redemption event, the estimated yield and the expected probability of occurrence, which we determined was a significant assumption. Using this approach, FREYR Legacy determined that the fair value of the redeemable preferred shares was $7.6 million as of December 31, 2020. FREYR Legacy noted that a change in the weighting of the expected forms of settlement would result in a change of the fair value to the redeemable preferred shares. See Note 10 – Redeemable Preferred Shares for further discussion.

2020 Convertible Notes

In 2020, FREYR Legacy issued the 2020 Convertible Notes, of which seven were issued to third-party investors and two were issued to related parties. FREYR Legacy elected to apply the fair value option to the 2020 Convertible Notes at the time they were first recognized. On July 2, 2020 and July 8, 2020, the 2020 Convertible Notes were settled. Before settlement, the 2020 Convertible Notes were valued using a scenario-based framework. This analysis assumed two scenarios that were weighted based on the likelihood of occurrence, one in which a qualified financing event occurred and the other in which no qualified financing event occurred and the 2020 Convertible Notes were redeemed at maturity.

Warrant Liability (Settled in 2020)

On June 10, 2019, FREYR Legacy entered into an agreement with a third-party investor (the “Investment Agreement”) to issue warrants in exchange for the investor funding cash investments in tranches to support FREYR Legacy’s two battery projects for the period from the effective date of the agreement through September 30, 2021. The warrant liability was initially valued using a scenario-based framework that assumed varying levels of tranches of investments and the related equity valuation, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. As of June 30, 2020, FREYR Legacy measured its warrant liability using the indicated transaction price for the private placement that was finalized shortly after the period end. This change in the valuation methodology was a result of the availability of inputs corroborated by an observable market transaction, which caused it to be classified as a Level 2 measurement within the fair value hierarchy. As of September 30, 2020, and through settlement on November 23, 2020, FREYR Legacy measured the fair value of the warrant liability based on inputs corroborated by observable market transactions using the over-the-counter (“OTC”) trading price. The warrant liability was settled on November 23, 2020.

The following table presents changes in the Level 3 instruments measured at fair value for the years ended December 31, 2021 and 2020, respectively (in thousands):

	For the year ended December 31, 2021
	Private Warrants	Redeemable preferred shares	2020 Convertible Notes	Warrant liability	Convertible Note
Balance (beginning of period)	$-	$7,574	$-	$-	$-
Additions	27,265	7,500	-	-	20,000
Fair value measurement adjustments	21,859	(74)	-	-	231
Foreign current exchange effects	-	-	-	-	-
Settlements	-	(15,000)	-	-	-
Balance (end of period)	$49,124	$-	$-	$-	$20,231

	For the year ended December 31, 2020
	Private Warrants	Redeemable preferred shares	2020 Convertible Notes	Warrant liability	Convertible Note
Balance (beginning of period)	$-	$-	$-	$93	$-
Additions	-	7,500	1,531	76	-
Accrued interest	-	-	33	-	-
Fair value measurement adjustments	-	70	201	233	-
Foreign current exchange effects	-	4	-	(6)	-
Transfer to Level 2	-	-	-	(396)	-
Settlements	-	-	(1,765)	-	-
Balance (end of period)	$-	$7,574	$-	$-	$-

10. Redeemable Preferred Shares

On November 11, 2020, 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 71.5 million ($7.5 million) to two affiliates of Alussa in exchange for a cash contribution of $7.5 million (the “Preferred Share Preference Amount”). Concurrently, FREYR Legacy issued 92,500,000 warrants that were subscribed together with the preferred shares and considered an embedded feature as they were not separately exercisable. FREYR Legacy determined that the preferred shares and warrants should be considered a single financial instrument and recognized as a liability within the consolidated balance sheets. As such, the liability was measured at fair value and was subsequently remeasured at each reporting date with changes being recorded as a redeemable preferred shares fair value adjustment within the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the fair value of the preferred shares and warrants was $7.6 million. See Note 9 – Fair Value Measurement for further information on the preferred shares and warrants.

On February 16, 2021, an additional 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 64.1 million ($7.5 million) to three affiliates of Alussa in exchange for a Preferred Share Preference Amount of $7.5 million. As part of the Business Combination and after the Norway Demerger, the FREYR Legacy preferred shares were repurchased by FREYR at an adjusted Preferred Share Preference Amount of $14.9 million and the holders received 1,489,500 ordinary shares of FREYR. No preferred shares exist as of December 31, 2021.

11. Shareholders’ Equity

Ordinary Shares

As of December 31, 2021, 245,000,000 ordinary shares without par value are authorized. Holders of ordinary shares are entitled to receive dividends when, as, and if, declared by our Board of Directors. As of December 31, 2021, we have not declared any dividends. The holder of each ordinary share is entitled to one vote per share. As of December 31, 2021, there are 116,853,504 ordinary shares outstanding.

Employee Awards – 2019 Plan

FREYR Legacy had an Incentive Stock Option Plan (the “2019 Plan”) issued on September 11, 2019. According to the 2019 Plan, options or warrants could be granted to eligible employees, and a total of 895,190 ordinary shares could be issued. On December 1, 2020, the board of directors approved to increase the number of ordinary shares to be issued under the 2019 Plan by 895,190 ordinary shares.

In general, the options or warrants were determined to be granted every quarter over two years and could be exercised at the earliest three years and at the latest five years after the date of the first legal grant date. The options granted to three of FREYR Legacy’s executives were determined to vest based on service-based conditions for a portion of the awards and upon service-based conditions and the achievement of a liquidity-event-driven performance condition for the remainder of the awards. In the event of a change of control, defined as a corporate transaction involving 50% or more of the combined voting power of the equity interests in FREYR Legacy, the stock options and warrants and performance stock options and warrants already granted or earmarked for an employee’s first year of employment would vest immediately.

On January 29, 2021, FREYR Legacy entered into the BCA, which was simultaneously approved by the board of directors. See Note 1 – Business and Basis of Presentation and Note 3 – Business Combination for further information on the BCA and related Business Combination. Pursuant to the BCA, the exercise prices for certain employee awards that were not previously known were established. As such, a grant date for accounting purposes was achieved for these employee awards as there was a mutual understanding of the terms and conditions. In addition to establishing a mutual understanding of the key terms and conditions for certain employee awards, the BCA also established a performance condition that would adjust the exercise price of certain options and warrants upon the close of the Business Combination. As a result of the consummation of the Business Combination on July 9, 2021, the performance condition was met. As such, the employee awards vested immediately on July 9, 2021, and share-based compensation was recognized for the remaining unrecognized fair value of the employee awards. Effective as of the close of the Business Combination, the 2019 Plan was modified to require cash-settlement after a lock-up period of either (i) one year for all non-executive employees or (ii) two years for all executive employees. As a result, $8.9 million of share-based compensation expense previously recognized in additional paid-in capital was reclassified to liabilities in the consolidated balance sheets at December 31, 2021. Share-based compensation expense, inclusive of the changes to the fair value of the share-based compensation liability, is recognized separately in general and administrative expense and research and development expense within the consolidated statements of operations and comprehensive loss.

The following table sets forth the activity relating to the employee options and warrants outstanding under the 2019 Plan for the year ended December 31, 2021 (aggregate intrinsic value in thousands):

For the Year Ended December 31, 2021	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Awards outstanding at beginning of period	179,037	$0.99
Awards granted	832,427	$3.20
Awards forfeited	3,580	$2.79
Awards outstanding at end of period	1,007,884	$2.81	3.70	$8,434
Awards exercisable at end of period	1,007,884	$2.81	3.70	$8,434

Assumptions used to determine the fair value of employee awards under the 2019 Plan using the Black-Scholes-Merton option pricing model are as follows:

	For the Year Ended December 31, 2021
	Range of Assumptions
Valuation assumptions:
Expected term (years)	3.25	-	4.87
Expected volatility	45.50%	-	56.90%
Expected dividend yield	0.00%	-	0.00%
Risk-free interest rate	-0.66%	-	0.81%

The expected option and warrant terms were calculated using the remaining contractual term as the employee awards were deeply in-the-money as of the valuation date. The expected volatilities were derived from the average historical daily stock volatilities of a peer group of public companies that we consider to be comparable to our business over a period equivalent to the expected terms of the share-based awards. The expected dividend yield was based on our expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rates were based on the US Treasury Rates.

Compensation expense recorded for the employee awards in general and administrative for the year ended December 31, 2021 was $7.1 million. Compensation expense recorded for the employee awards in research and development for the year ended December 31, 2021 was $1.7 million. For the year ended December 31, 2020, compensation expense recorded for the employee awards in general and administrative was less than $0.1 million. As of December 31, 2021, all employee awards had vested.

Employee Awards – 2021 Plan

We have a Long-Term Incentive Plan (the “2021 LTIP”) that was issued on July 9, 2021. According to the 2021 LTIP, at the discretion of our board of directors, but at least on an annual basis, stock options may be granted to eligible employees. The aggregate number of additional shares authorized under the 2021 LTIP plan will not exceed 10% of the current number of shares in issue over the next five years, excluding any options or warrants granted before the 2021 LTIP plan.

All options granted were determined to vest annually in equal thirds and can be exercised up to five years after the grant date. There are no performance requirements for vesting except that the share price must exceed the exercise price and the individual must remain employed.

The following table sets forth the activity relating to the employee options outstanding under the 2021 LTIP for the year ended December 31, 2021 (aggregate intrinsic value in thousands):

For the Year Ended December 31, 2021	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Awards outstanding at beginning of period	-	$-
Awards granted	2,105,527	$10.05
Awards forfeited	3,555	$10.00
Awards outstanding at end of period	2,101,972	$10.05	4.74	$2,376
Awards exercisable at end of period	-	$-	-	$-

Assumptions used to determine the fair value of employee options under the 2021 LTIP using the Black-Scholes-Merton option pricing model are as follows:

	For the Year Ended December 31, 2021
	Range of Assumptions
Grant date fair value per option	$3.57	$5.21
Valuation assumptions:
Expected term (years)	3.29	3.50
Expected volatility	56.40%	57.41%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.95%	0.98%

The Company used the simplified method when calculating the expected term due to insufficient historical exercise data. The expected volatilities were derived from the average historical daily stock volatilities of a peer group of public companies that we consider to be comparable to our business over a period equivalent to the expected terms of the share-based awards. The expected dividend yield was based on our Company’s expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rates were based on the US Treasury Rates.

After our Business Combination, option awards were granted out of the money, and we determined a lattice model was required for pricing the awards granted. Assumptions used to determine the fair value of employee options under the 2021 LTIP using a lattice option pricing model are as follows:

	For the Year Ended December 31, 2021
	Range of Assumptions
Grant date fair value per option	$3.26	-	$3.41
Valuation assumptions:
Expected volatility	49.70%	-	50.80%
Expected dividend yield	0.00%	-	0.00%
Risk-free interest rate	0.78%	-	0.82%

As the awards were issued out of the money, an assumption was made that the holders would choose to exercise when a certain exercise ratio was achieved of the share price over the exercise price, upon which the expected life was calculated. The expected volatilities were derived from the average historical daily stock volatilities of a peer group of public companies that we consider to be comparable to our business over a period equivalent to the expected terms of the share-based awards. The expected dividend yield was based on our Company’s expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rates were based on the US Treasury Rates.

The weighted-average grant-date fair value of the options granted during the years ended December 31, 2021 and 2020 was $3.62 and nil, respectively. Compensation expense recorded for the employee awards in general and administrative for the year ended December 31, 2021 was $0.6 million. Compensation expense recorded for the employee awards in research and development for the year ended December 31, 2021 was $0.1 million. No compensation expense was recorded for the year ended December 31, 2020. As of December 31, 2021, unrecognized compensation expense related to non-vested share-based compensation arrangements was $6.9 million. The expense is expected to be fully recognized over 2.9 years.

CEO Option Awards

On June 16, 2021, our Chief Executive Officer (“CEO”) entered into a stock option agreement, as an appendix to an employment agreement, effective upon the consummation of the Business Combination. Under the stock option agreement, our CEO was awarded 850,000 options to acquire our shares at an exercise price of $10.00 (the “CEO Option Awards”). The CEO Option Awards are subject to the board of directors’ assessment of the CEO’s performance pursuant to nine KPIs, which will occur during Q1 2022 and Q1 2023. The performance of each KPI will award the CEO with 1/9 of the maximum options. For each KPI, options that are confirmed in Q1 2022 will vest in equal thirds on December 31, 2022, September 30, 2023 and June 1, 2024. Options that are confirmed in Q1 2023 will vest in equal halves on September 30, 2023 and June 1, 2024. Failure to perform a KPI will reduce the maximum conditionally awarded options pro-rata and preclude the KPI from subsequently being earned by the CEO.

The CEO Option Awards were determined to be granted on July 13, 2021 and compensation cost will be recognized if we conclude that it is probable that the performance condition will be achieved. As of December 31, 2021, no compensation expense has been recognized.

Nonemployee Awards – Related Party

On March 1, 2019, FREYR Legacy entered into a consulting agreement with EDGE Global LLC (“EDGE”) for FREYR Legacy’s CEO and Chief Commercial Officer to be hired to perform certain services related to leadership, technology selection and operational services (the “2019 EDGE Agreement”). Per the 2019 EDGE Agreement, FREYR Legacy agreed to issue 1,488,862 warrants to EDGE equaling 6.5% of the total outstanding shares of FREYR Legacy as of the effective date of the 2019 EDGE Agreement. On July 8, 2020, FREYR Legacy resolved to issue 1,488,862 warrants to EDGE under the 2019 EDGE Agreement upon the consummation of a New Capital Raise as defined in the 2019 EDGE Agreement. The warrants may be exercised at the latest of May 15, 2024. Each warrant shall give the right to subscribe for one new ordinary share of FREYR Legacy with a subscription price of $0.95 per share.

On September 1, 2020, FREYR Legacy amended the 2019 EDGE Agreement, effective as of July 1, 2020 (the “2020 EDGE Agreement”). This amendment extended the term of the 2019 EDGE Agreement to December 31, 2021, and also set forth the new terms and conditions governing EDGE’s engagement with FREYR Legacy. Under the 2020 EDGE Agreement, FREYR Legacy agreed to issue 687,219 warrants to EDGE. The warrants will vest over an eighteen-month graded vesting period and expire on September 30, 2025. Each warrant provided the right to subscribe for one new ordinary share of FREYR Legacy with a subscription price of $0.99 per share. On September 25, 2020, the board approved the modification of the subscription price to be $1.22 per share. On October 6, 2020, the issuance of warrants was approved by FREYR Legacy’s shareholders at the extraordinary general meeting reclassifying the award from liability to equity after which the fair value of the award was no longer remeasured. Upon the consummation of the Business Combination, all unvested awards vested immediately. The following table sets forth the activity relating to warrants outstanding for the year ended December 31, 2021 (aggregate intrinsic value in thousands):

For the Year Ended December 31, 2021	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Warrants outstanding at beginning of period	2,176,081	$1.03
Warrants granted	-	$-
Warrants outstanding at end of period	2,176,081	$1.03	2.81	$22,084
Warrants exercisable at end of period	2,176,081	$1.03	2.81	$22,084

Assumptions used to determine the fair value of warrants under the EDGE Agreements using the Black-Scholes-Merton option pricing model are as follows:

	July 8, 2020	October 6, 2020
Grant date fair value per warrant	$0.28	$0.39
Valuation assumptions:
Expected term (years)	4.00	2.80
Expected volatility	43.29%	43.10%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	-0.65%	-0.71%

The expected term was calculated using the simplified method based on the warrants vesting term and contractual terms as there was not sufficient relevant historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected volatility was derived from the average historical daily stock volatilities of a peer group of public companies that we consider to be comparable to our business over a period equivalent to the expected term of the share-based grants. The expected dividend yield was based on our expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rate was based on the AAA-Rated Euro Area Central Government Bond Yields.

The weighted-average grant-date fair value of the warrants granted during the years ended December 31, 2021 and 2020 was nil and $0.31, respectively. Compensation expense recorded for the years ended December 31, 2021 and 2020 for the warrants was $0.2 million and $0.5 million, respectively. As of December 31, 2021, all compensation expense for the warrants was recognized.

Nonemployee Awards

On December 4, 2020, FREYR Legacy agreed with a third-party service provider for its support in initiating and enabling high-level discussions with Japanese technology providers to enter into license agreements. In accordance with the agreement, FREYR Legacy planned to issue 413,313 warrants as payment-in-kind. Per the agreement, the warrants vest immediately and may be exercised at any time with the latest being September 30, 2023. As of December 31, 2020, as the warrants had yet to be approved by the shareholders, they were treated as cash-settled liability awards. Until the share issuance is approved by the shareholders, the third-party service provider retains a put option to demand cash payment of EUR 0.4 million ($0.4 million), which was recognized as accrued share-based compensation expense within accrued liabilities in FREYR Legacy’s consolidated balance sheet as of December 31, 2020. On February 16, 2021, FREYR Legacy’s shareholders resolved to issue the 413,313 warrants with an exercise price of NOK 0.01. On March 8, 2021, the warrants were subscribed for by the third-party service provider, and as the put option was no longer in the control of the third-party service provider, the warrants were reclassified from liability to equity and remeasured to the fair value on the date of subscription. As part of this reclassification, the share-based compensation liability of $0.5 million recognized in accrued liabilities as of December 31, 2020, was reclassified to equity. On November 26, 2021, the warrants were exchanged on one-for-one basis for ordinary shares.

The following table sets forth the activity relating to warrants outstanding for the year ended December 31, 2021 (aggregate intrinsic value in thousands):

For the Year Ended December 31, 2021	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Warrants outstanding at beginning of period	413,313	$0.01
Warrants granted	-	$-
Warrants exercised	413,313	$0.01		$4,618
Warrants outstanding at end of period	-	$-	-	$-

Assumptions used to determine the fair value of warrants using the Black-Scholes-Merton option pricing model are as follows:

March 8, 2021
Grant date fair value per warrant	$10.17
Valuation assumptions:
Expected term (years)	3.00
Expected volatility	49.80%
Expected dividend yield	0.00%
Risk-free interest rate	-0.66%

The expected term is the contractual term per the agreement between us and the third-party service provider. The expected volatility was derived from the average historical daily stock volatilities of a peer group of public companies that we consider to be comparable to our business over a period equivalent to the expected term of the warrants. The expected dividend yield was based on our expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero. The risk-free interest rate was based on the AAA-Rated Euro Area Central Government Bond Yields.

The weighted-average grant-date fair value of the warrants granted during the years ended December 31, 2021 and 2020 was $10.17 and nil, respectively. Compensation expense recorded for the years ended December 31, 2021 and 2020 for the warrants was $3.7 million and $0.5 million, respectively. As of December 31, 2021, all compensation expense was recognized related to the share-based compensation arrangement.

12. Government Grants

On February 10, 2021, we were awarded a grant of NOK 2.5 million ($0.3 million based on NOK/USD exchange rate at the time of the transaction) for research, development and innovation in battery cell technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and purchased research and development. The grant will be paid out over two years. During the three months ended June 30, 2021, an initial grant was made for 50% of the expected grant for 2021. We will be required to submit annual expense reports with supporting documentation of costs incurred that must be approved before payment. The grant will cover up to 70% of total expected project costs with 75% being granted upon receipt of the annual expense report and the remaining 25% being paid upon the approval of the final project report and third-party attestation. Although a payment of the initial grant has been received, support for the related expenses will not be approved until the submission of the first annual expense report. As such, as of December 31, 2021, we recognized $0.1 million as deferred income in the consolidated balance sheet. For the year ended December 31, 2021, no other income was recognized within the consolidated statements of operations and comprehensive loss.

On February 12, 2021, we were awarded a grant of NOK 39.0 million ($4.6 million based on NOK/USD exchange rate at the time of the transaction) for research, development and innovation in environmental technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and intellectual property, patents and licenses. The grant is paid out in three installments based on meeting certain milestones in the agreement, in which the last milestone is payable after the final project report is approved. The grant is subject to meeting certain business size thresholds and conditions, such as documenting and supporting costs incurred, obtaining a third-party attestation of our related records and implementing policies that demonstrate good corporate governance. For the portion of any grant received for which costs have not yet been either incurred or supported through the appropriate documentation, we recognize deferred income in the consolidated balance sheets. The first milestone of 30% and the second milestone of 50% were met during the three months ended March 31, 2021 and three months ended June 30, 2021, respectively, and payment was received. However, as of December 31, 2021, the appropriate documentation of the financing of project costs and third-party attestation had only occurred for the second milestone. As such, as of December 31, 2021, we recognized $1.3 million as deferred income within the consolidated balance sheet. For the year ended December 31, 2021, $2.3 million was recognized as other income within the consolidated statements of operations and comprehensive loss.

On March 1, 2021, we were awarded a grant of NOK 142 million ($16.5 million based on NOK/USD exchange rate at the time of the transaction) for the development and construction of the pilot plant in Mo i Rana, Norway. The grant was awarded to assist with the costs incurred associated with payroll, rent and depreciation, research and development costs, costs directly related to the production of the pilot plant and other operating expenses. The grant is paid in arrears upon request based on progress and accounting reports with the last milestone becoming payable after the final project report is approved. The grant is subject to achieving successful financing of the pilot plant and other conditions, such as documenting and supporting costs incurred and obtaining a third-party attestation of our related records. As of December 31, 2021, we had not yet satisfied the requirements and thus have not reduced the carrying amount of the pilot plant by any grant amount.

13. Income Taxes

We had no provision for income taxes for the years ended December 31, 2021 and 2020. Additionally, we had no current tax expense, as a result of historical losses, and have no current deferred tax expense, as a result of the valuation allowance against our deferred tax assets.

A reconciliation of the effective rate of tax and tax rate in our countries of registration, Luxembourg, in 2021, and Norway in 2020 are as follows (in thousands, except percentages):

	For the year ended December 31,
	2021	2020
Pretax net loss	$(93,378)	$(9,605)
Statutory tax rate	25%	22%
Income taxes calculated at the statutory tax rate	$(23,288)	$(2,113)
Non-deductible stock-compensation expense	898	-
Loss on warrant liability	5,452	-
Foreign tax rate differential	1,513	-
Transaction costs	(807)
Changes in valuation allowance	16,605	1,728
Other permanent tax items	374	385
Tax expense	$-	-
Effective rate of tax	0%	0%

Deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets
Tax losses carryforwards	$16,295	$2,494
Stock-based compensation	2,861	-
Total deferred tax assets before valuation allowance	19,156	2,494
Valuation allowance	(19,121)	(2,397)
Total deferred tax assets	35	97
Deferred tax liabilities
Property and equipment	35	2
Prepayment and deferred income	-	95
Total deferred tax liabilities	35	97
Net deferred tax asset	$-	$-

The valuation allowance increased by $16.7 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. The increase in the valuation allowance was primarily related to an increase in net operating loss carryforwards. For the years ended December 31, 2021 and 2020, we had net operating loss carryforwards of approximately $70.7 million and $11.3 million, respectively. The Group has significant net operating loss carryforwards in Norway and Luxembourg. In Luxembourg net operating losses can be carried forward for 17 years to offset future income or profits. In Norway net operating losses can be carried forward indefinitely.

We are subject to income taxes in our locations of operations. The material jurisdictions in which we are subject to potential examination include Luxembourg and Norway. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws. Our tax years remain open for examination by all tax authorities since inception. We have not identified any uncertain tax positions.

14. Related Party Transactions

EDGE Agreements

The 2019 EDGE Agreement provided that FREYR Legacy shall pay EDGE a monthly retainer fee. See Note 11 – Shareholders’ Equity for further discussion on the warrant agreements between FREYR Legacy and EDGE. Furthermore, the FREYR Legacy agreed to make certain milestone payments to EDGE based on the closing of certain additional financing rounds as defined within the 2019 EDGE Agreement. The 2019 EDGE Agreement was superseded on September 1, 2020, by the 2020 EDGE Agreement which extended the term of the 2019 EDGE agreement to December 31, 2021 and set forth the new terms and conditions governing EDGE’s engagement with FREYR Legacy. On January 18, 2021, the board resolved to terminate the 2020 EDGE Agreement and enter into an employment contract with the continuing CEO and a consulting contract with the prior Chief Commercial Officer, subject to the closing of the Business Combination. See below for further detail on the consulting agreement with the prior Chief Commercial Officer.

The expenses incurred in relation to the consulting services provided for the years ended December 31, 2021 and 2020 were $4.3 million and $0.6 million, respectively. These expenses are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. The unpaid amount of nil and less than $0.1 million was recognized in accounts payable and accrued liabilities – related party as of December 31, 2021 and 2020, respectively.

Consulting Agreement

Concurrent with the consummation of the Business Combination, we agreed to a consulting agreement with the prior Chief Commercial Officer and current member of the board of directors. Per the consulting agreement, the consultant will provide services related to scaling sustainable energy storage, as well as any other services requested by us, for a term of three years. During this term, we will pay the consultant an annual fee of $0.4 million. Per the agreement, the consultant is also entitled to participate in our benefit plans made available to our senior executives. The expenses incurred for consulting services for the years ended December 31, 2021 and 2020 were $0.2 million and nil, respectively. These expenses are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. The unpaid amount of less than $0.1 million and nil was recognized in accounts payable and accrued liabilities - related party as of December 31, 2021 and 2020, respectively.

Metier

In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier OEC is the brother of our current Executive Vice President Projects. The expenses incurred for consulting services for the years ended December 31, 2021 and 2020 were $4.7 million and $0.9 million, respectively. These expenses are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. The unpaid amount of $0.3 million and $0.3 million was recognized in accounts payable and accrued liabilities — related party as of December 31, 2021 and 2020, respectively.

Equity Method Investment

We hold a 50% common stock ownership in FREYR Battery KSP JV, LLC that is accounted for under the equity method. FREYR along with Koch Strategic Platforms, who also holds 50% common stock ownership, formed FREYR Battery KSP JV, LLC in October 2021 to advance the development of clean battery cell manufacturing in the United States. As part of this agreement, both parties agreed to contribute $3.0 million for the initial costs related to developing the first gigafactory to project concept selection. Project concept selection remains under development as of December 31, 2021. The initial capital contributions by both parties were made in January 2022. For the period from inception to December 31, 2021, FREYR Battery KSP JV, LLC reported a net loss of $0.1 million.

Convertible Debt

During the year ended December 31, 2020, we issued 2020 Convertible Notes to two related parties. See Note 9 – Fair Value Measurement for further discussion.

15. Convertible Note

On October 8, 2021, we invested $20 million in an unsecured convertible note from 24M, our battery platform technology licensor for our current planned facilities in Norway. See Note 7 – Commitments and Contingencies for further detail on 24M. The note matures on October 8, 2024. The note carries an annual interest rate of 5% and is convertible into common stock or preferred stock at our option beginning on October 8, 2023 or automatically upon a qualified initial public offering or direct listing in excess of our conversion price. Additionally, the note contains a change of control provision that would result in repayment of 1.75x the note’s original investment value plus any accrued interest. We have elected to account for the convertible note using the fair value option. See Note 9 – Fair Value Measurement for details on the valuation methodology.

16. Net Loss Per Share

We compute net loss per share using the two-class method required for participating securities. Under the two-class method, undistributed earnings for the period are allocated to participating securities, including the redeemable preferred shares that were settled as part of the Business Combination, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there was no contractual obligation for the redeemable preferred shares to share in losses, our basic net loss per share attributable to ordinary shareholders for the years ended December 31, 2021, and 2020, is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding. No dividends were declared or paid for the years ended December 31, 2021 and 2020.

Diluted net loss per share attributable to ordinary shareholders adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the year. For the years ended December 31, 2021, and 2020, the treasury stock method was used to assess our warrants and share-based payment awards while the if-converted method was used to assess our convertible debt and preferred shares; however, no instrument was determined to have a dilutive effect.

The following table sets forth the computation of our basic and diluted net loss per share attributable to ordinary shareholders for the years ended December 31, 2021, and 2020 (amounts in thousands, except share and per share amounts):

	For the year ended December 31,
	2021	2020
Numerator:
Net loss attributable to ordinary shareholders - basic and diluted	$(93,378)	$(9,605)
Denominator:
Weighted average ordinary shares outstanding - basic and diluted	75,362,870	28,312,125
Net loss per ordinary share:
Basic and diluted	$(1.24)	$(0.34)

The following table discloses the outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	As of December 31,
	2021	2020
EDGE warrants	2,176,081	2,176,081
Other nonemployee warrants	-	413,313
Employee awards	2,101,972	-
Share-based compensation liability	1,007,884	179,037
Private Warrants	10,250,000	-
Public Warrants	14,375,000	-
Redeemable preferred shares	-	7,500,000
Total	29,910,937	10,268,431

For the year ended December 31, 2021 the Company excluded the 850,000 CEO Option Awards, as it is not yet probable that the performance conditions will be achieved.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021, were effective.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the SEC.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of the company’s registered public accounting firm due to the established rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table lists the names of our eight (8) current directors, their respective ages and positions with us, followed by a brief biography of each individual, including their business experience. There is no familial relationship between any of our executive officers and directors.

Name	Age	Position
Torstein Dale Sjøtveit	66	Founder and Executive Chairman of the Board of Directors
Peter Matrai	49	Co-Founder and Director
Olaug Svarva	64	Director
Daniel Barcelo	52	Director
German Curá	59	Director
Monica Tiúba	43	Director
Jeremy Bezdek	48	Director
Mimi Berdal	62	Director

Executive Chairman

Torstein Dale Sjøtveit, Founder and Executive Chairman of the Board of Directors. Mr. Sjøtveit founded FREYR Legacy in, and has served as FREYR Legacy’s Executive Chairman since, February 2018. Prior to FREYR Legacy, Mr. Sjøtveit was Group Chief Executive Officer of Sarawak Energy Berhad (SEB), in Malaysia, from November 2009 to November 2016. Prior to SEB, Mr. Sjøtveit held multiple senior leadership roles at large industrial companies, including President and Chief Executive Officer of Aker Yards ASA (now a subsidiary of STX Corporation) from August 2008 to June 2009 and Executive Vice President Aluminum Metal of Norsk Hydro ASA from August 2006 to August 2008. Mr. Sjøtveit served on the board of directors of Syncron AB from August 2017 to October 2018 and on the board of directors of International Hydropower Association from September 2011 to September 2017. During his tenure at Norsk Hydro, Aker Yards and Sarawak Energy, Mr. Sjøtveit served on other boards of directors including for Torvald Klaveness Group and the Norwegian Petroleum Association. Mr. Sjøtveit studied engineering at Porsgrunn Tekniske and Stavanger ingeniørhøgskole (now part of the University of Stavanger).

We believe Mr. Sjøtveit is qualified to serve on our board of directors because of his knowledge of FREYR Legacy’s business, leadership experience and industry expertise.

Non-Employee Directors

Peter Matrai. Mr. Matrai currently serves as a director of FREYR. He previously served as a director FREYR Legacy. Mr. Matrai joined FREYR Legacy’s board of directors in June 2019. Prior to and concurrently with joining FREYR Legacy, Mr. Matrai has served as Co-Founder and Managing Partner at EDGE Global LLC, which offers scaling services to sustainability-focused companies, since September 2017. Prior to EDGE Global LLC, Mr. Matrai was Senior Advisor at SYSTEMIQ Ltd. from May 2016 to September 2017. Prior to SYSTEMIQ Ltd., Mr. Matrai was Chief Financial Officer at Joule Unlimited from July 2015 to April 2016. Mr. Matrai has served on the board of directors of the not-for-profit HTTP Foundation since November 2004. Mr. Matrai holds a B.S. in Economics and M.Sc. in Finance from Budapest University of Economics, an M.Sc. in Financial Services and Banking Techniques from Université Panthéon- Assas and an M.B.A. from University of Chicago Booth School of Business.

We believe Mr. Matrai is qualified to serve on our board of directors because of his experience licensing and commercializing emerging low-emissions and disruptive technologies as well as his intimate familiarity with FREYR Legacy’s business.

Olaug Svarva. Ms. Svarva joined FREYR’s board upon consummation of the Business Combination. Prior to joining FREYR, Ms. Svarva was Chief Executive Officer at Folketrygdfondet, the investment manager of Norway’s Government Pension Fund, from January 2006 to February 2018. Ms. Svarva has served on the board of directors of the Institute of International Finance since October 2019. Ms. Svarva has served as the Chair of the board of directors of Norfund, the Norwegian investment fund for developing countries, since June 2019. Ms. Svarva has served on the board of directors of Investinor AS since June 2018. Ms. Svarva has served as Chair of the board of directors of DNB ASA, Norway’s largest financial institution, since April 2018. Ms. Svarva holds an Associate’s degree from Trondheim University College, a B.S. in Business Administration from University of Denver and an M.B.A. from University of Denver.

We believe Ms. Svarva is qualified to serve on our board of directors because of her extensive experience with financial markets, record of ESG-focused investing and strong executive and board leadership.

Daniel Barcelo. Mr. Barcelo currently serves as a director of FREYR. He is also the managing member of Alussa Energy Sponsor LLC and Chairman of HODL Ranch Limited. Daniel Barcelo has over 25 years of experience in international energy finance and emerging markets. Mr. Barcelo brings experience encompassing executive management, portfolio management, capital markets, corporate restructuring, valuation, deal origination and structuring. Prior to founding Alussa Energy in 2019, he was a Director of Research and Portfolio Manager at Moore Capital Management from 2008 to 2011 and an equity research analyst with Lehman Brothers from 1998 to 2004, Bank of America from 2004 to 2008, and Managing Director and Head of Oil & Gas at Renaissance Capital in Moscow, Russia from 2011 to 2012. His corporate experience includes small cap E&P start-ups and restructuring in complicated geo-markets including executive roles as Chief Financial Officer of Ruspetro plc in Russia from 2012 to 2014, Head Corporate Finance of Lekoil Limited in Nigeria from 2015 to 2016 and co-founder, Director and Chief Financial Officer of Invicti Terra Argentina Limited in Argentina from 2017 to 2019. He is a graduate of Syracuse University with a Bachelor of Science in Finance and is also a CFA charterholder.

We believe Mr. Barcelo is qualified to serve on our board of directors due to his extensive experience in international energy finance and emerging markets.

German Curá. Mr. Curá currently serves as a director of FREYR. German Curá became a Hydrozonix partner and was appointed Chairman of the board of directors in November 2019. Under his leadership, the company has accelerated technology developments that aim at allowing the oil and gas industry to address and drastically reduce the emissions associated with flared gas. He was also appointed Tenaris Vice Chairman of the board of directors in 2018 after a 32 year professional tenure with the company. He joined Tenaris in 1988. Under his guidance, and after a $5.5 billion investment, Tenaris’s North American presence has evolved into an industrial system of 17 facilities in the United States and Canada. Tenaris manufactures a wide range of products in the region, from seamless and welded OCTG and line pipe to coiled tubing. In 2017, a new $1.8 billion seamless tube mill was added to that system, representing the company’s first greenfield project in the country. in 2019, he led the $1.2 billion acquisition of domestic producer ipsco Tubulars LLC. He previously served as the Tenaris President for North America, the President and CEO of Maverick Tube Corp. and Hydril Company. Curá oversaw Tenaris’ global sales and implemented worldwide strategic initiatives as the company’s Executive Commercial Director. He has also served as President of TenarisAlgomaTubes, the company’s seamless manufacturing facility in Sault Ste. Marie, Ontario. He played a leading role in the facility’s purchase. Curá’s other key positions have included Sales and Marketing Manager for the Middle East, based in Dubai, as well as Commercial Director for Tenaris’s operations in Mexico. Curá graduated with a degree in Marine Engineering from the Institute Tecnologico de Buenos Aires and he holds an MBA from the Massachusetts Institute of Technology (M.I.T.). He currently serves at the Board of Directors of Cubility AS, Stavanger, Norway and the American Institute for Steel and Iron, Washington DC.

We believe Mr. Curá is qualified to serve on our board of directors because of his extensive operational and executive experience in the steel and energy industries.

Monica Tiúba. Ms. Tiúba currently serves as a director of FREYR. Ms. Tiúba is a member of Tenaris’ (NYSE:TS) board of directors and chairperson of its audit committee. She is a Brazilian qualified lawyer and accountant with 20 years of professional experience in Brazil and Luxembourg. She started her career at Barbosa, Mussnich & Aragão law firm in Rio de Janeiro, Brazil, where she practiced corporate law, M&A and tax litigation. She worked in EY and PwC, in the Brazil and Luxembourg offices, advising multinational clients, private equity houses and family offices. She gained banking experience working as international senior wealth planner at Banque Edmond de Rothschild, in Luxembourg. She holds a specialization in EU tax law from Leiden University and a Master of Laws in international taxation from Vienna University of Economics. Ms. Tiúba is a Brazilian and Luxembourgish citizen.

We believe Ms. Tiúba is qualified to serve on our board of directors because of her extensive experience with the energy industry and financial markets.

Jeremy Bezdek. Mr. Bezdek currently serves as a director of FREYR. Mr. Bezdek currently serves as Managing Director of Koch Strategic Platforms for Koch Industries, Inc. and has been with Koch companies for over 25 years. He has held a variety of finance and commercial roles within the petroleum refining and biofuels industry. In 2010, Mr. Bezdek was asked to lead the newly created Innovation and M&A team for Flint Hills Resources, LP (“FHR”), a subsidiary of Koch Industries, Inc. During that time, FHR was very active in acquisitions and joint ventures, as well as making multiple investments in early stage development companies related to the petroleum refining, biofuels and chemicals industries. After serving as the business leader of the Biofuels and Ingredients business for 2.5 years, Mr. Bezdek moved to the Corporate Development role in late 2017 where he led M&A and venture activity for FHR. Mr. Bezdek previously served on the board of directors of three development companies in which FHR had an investment, as well as serving as a managing partner on two management committees associated with joint venture companies created by FHR. Mr. Bezdek has also served on the board of Wildcat Discovery Technologies since December of 2019.

We believe Mr. Bezdek is qualified to serve on our board of directors because of his experience serving on smaller, private company boards as a director and 25 years of experience at an industrial company serving in various roles including finance, marketing, and corporate development roles.

Mimi Berdal. Ms. Berdal currently serves as a director of FREYR. Ms. Berdal has been a self-employed corporate adviser, lecturer and investor since 2005. During this time, Ms. Berdal has had various board and professional assignments in private, public and listed companies, including as member and Chairman of the Board of Renewable Energy Corporation ASA, subsequently REC Solar ASA, from 2011 to 2015 and member and Chairman of the Board of Norwegian gas infrastructure operator Gassco AS (“Gassco”), a Norwegian state-owned energy company, from 2007 to 2019. Due to her roles at Gassco, Ms. Berdal has been identified as a politically exposed person. Prior to 2005, Ms. Berdal was admitted to the Norwegian bar during her 17 years of practicing law as attorney and partner at the law firm Arntzen de Besche in Oslo, and three years as in-house legal adviser to TOTAL Norge AS. Her primary fields of expertise were petroleum and energy law, mergers and acquisitions, securities and corporate law. At present, Ms. Berdal serves as Chairman of the Board of Goodtech ASA, member of the Board of Electromagnetic Geoervices (EMGS) ASA, Energima AS, KLP Eiendom AS, Norsk Titanium AS and the Norwegian branch of Transparency International and Chairman of the Nomination Committee of Borregaard ASA. Ms. Berdal holds a Master of Laws from the University of Oslo.

We believe Ms. Berdal is qualified to serve on our board of directors because of her broad knowledge of the global energy market, including the renewable sector, and her extensive experience with capital markets.

Independence of Directors

The NYSE Listed Company Manual generally defines an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that German Curá, Daniel Barcelo, Olaug Svarva, Monica Tiúba, Jeremy Bezdek and Mimi Berdal are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. FREYR’s independent directors have regularly scheduled meetings at which only independent directors are present. In addition, FREYR will be subject to the rules of the SEC and the NYSE Listed Company Manual relating to the membership, qualifications, and operations of the audit and risk committee, as discussed below.

Board Leadership Structure

Torstein Dale Sjøtveit serves as Chairman of the FREYR board of directors and Tom Einar Jensen as Chief Executive Officer of FREYR. FREYR has determined that this structure, with separate Chairman and CEO roles, is in the best interests of FREYR at this time because it allows the CEO to focus his time and energy on operating and managing FREYR and leverage the experience and perspectives of the Chairman.

Role of FREYR Board in Risk Oversight

One of the key functions of the FREYR board of directors is informed oversight of FREYR’s risk management process. The FREYR board of directors does not maintain a separate standing risk management committee, but has rather included in the scope and purpose of the audit and risk committee that it shall assist and advise the board of directors of FREYR in its oversight of the enterprise risk management of the Company. Thus it is within the scope of the audit and risk committee to monitor and assess the strategic risk exposure in addition to its responsibility to consider and discuss FREYR’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management are undertaken. The audit and risk committee also monitors compliance with legal and regulatory requirements. FREYR’s compensation committee assesses and monitors whether FREYR’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Meetings and Committees of the Board of Directors

The FREYR board of directors has established a separately standing audit and risk committee, compensation committee and nomination and corporate governance committee. In addition, from time to time, special committees may be established under the direction of FREYR’s board of directors when necessary to address specific issues.

Audit and Risk Committee Information

The board of directors of FREYR has established an audit and risk committee comprised of independent directors, which shall be at least three members of the board of directors of FREYR. The audit and risk committee currently consists of Monica Tiúba, Daniel Barcelo and Olaug Svarva. Each of the members of the audit and risk committee is independent under the applicable rules of the NYSE Listed Company Manual. The audit and risk committee has a written charter. The purpose of the audit and risk committee is, among other things, to assist and advise the board of directors of FREYR in its oversight of (i) accounting and financial reporting processes and internal controls of FREYR, (ii) the audit and integrity of FREYR’s financial statements, (iii) the enterprise risk management of the Company, (iv) FREYR’s compliance with applicable law (including U.S. federal securities laws and other legal and regulatory requirements), (v) the qualifications, independence and performance of FREYR’s independent auditors, and (vi) the implementation and performance of FREYR’s internal audit function, if applicable.

The audit and risk committee is composed exclusively of “independent directors,” as defined for audit and risk committee members under the NYSE Listed Company Manual and the rules and regulations of the SEC, who are “financially literate,” as defined in the NYSE Listed Company Manual. The NYSE Listed Company Manual defines “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, FREYR includes at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Monica Tiúba serves as a financial expert on the audit and risk committee, and serves as chairman of the audit and risk committee.

Compensation Committee Information

The board of directors of FREYR established a compensation committee. The compensation committee currently consists of Jeremy Bezdek and Mimi Berdal. The compensation committee has a written charter. The purpose of the compensation committee is to (i) oversee FREYR’s compensation policies, plans, benefits, programs and overall compensation philosophy, (ii) assist the board of directors of FREYR in discharging its responsibilities relating to (a) overseeing compensation of FREYR’s Chief Executive Officer and other individuals who are “officers” as defined in Rule 16a-1(f) under the Exchange Act and (b) evaluating and recommending their compensation plans, policies and programs of FREYR, (iii) administer FREYR’s incentive compensation plans, equity compensation plans, and such other plans as designated from time to time by the board of directors of FREYR, and (iv) prepare the report of the compensation committee required by the rules and regulations of the SEC. The compensation committee charter provides that the compensation committee should consist of at least two members of the board of directors of FREYR.

The membership of the compensation committee includes two independent directors. The chairman of the compensation committee is Jeremy Bezdek.

The compensation committee meets formally three times a year and otherwise as required.

Nomination and Corporate Governance Committee

FREYR’s nomination and corporate governance committee consists of German Curá and Olaug Svarva, with German Curá serving as chair of the committee. The composition of FREYR’s nomination and corporate governance committee meets the requirements for independence under the current NYSE standards and SEC rules and regulations. FREYR’s board of directors adopted a charter for the nomination and corporate governance committee.

The nomination and corporate governance committee’s responsibilities include, among other things:

●	reviewing the qualifications of, and recommending to FREYR’s board of directors, proposed nominees for election to the board of directors and its committees, consistent with criteria approved by our board;

●	developing, evaluating and recommending to FREYR’s board of directors corporate governance practices applicable to FREYR;

●	overseeing policies and strategies related to environmental, social, and governance (ESG) matters and reporting on the same;

●	overseeing the evaluation of FREYR’s board of directors and management; and

●	facilitating the annual performance review of FREYR’s board of directors and its committees.

●	evaluating the adequacy of FREYR’s corporate governance guidelines and reporting; and

●	making recommendations to FREYR’s board of directors concerning corporate governance matters.

Code of Business Conduct and Ethics and Other Corporate Policies

The board of directors adopted on July 9, 2021 a code of business and ethics conduct that applies to all of our officers, directors, employees, hired-employees and consultants of employees in training with FREYR. The code of business conduct and ethics conduct codifies the business and ethical principles that govern all aspects of FREYR’s business. Additionally, the board of directors adopted, amongst others, (i) an audit and risk committee charter; (ii) a compensation committee charter; (iii) a nomination and corporate governance committee charter; (iv) corporate governance guidelines; (v) an insider trading policy; (vi) a whistleblower policy; and (vii) an anti-bribery and corruption policy. FREYR will provide, without charge, upon request, copies of our code of ethics and business conduct and other policies. The committee charters, code of business conduct and ethics and the corporate governance guidelines are also available on our website. For copies of the committee charters, code of business and ethics conduct and corporate governance guidelines, please see the section titled “Available Information”.

EXECUTIVE OFFICERS

Set forth below are the names, ages and biographical information for each of our current executive officers as of March 8, 2022.

Name	Age	Position
Tom Einar Jensen	51	Co-Founder and Chief Executive Officer
Jan Arve Haugan	64	President and Managing Director
Steffen Føreid	53	Chief Financial Officer
Ryuta Kawaguchi	48	Chief Technology Officer
Are Brautaset	51	Chief Legal Officer
Einar Kilde	61	Executive Vice President, Projects
Tove Nilsen Ljungquist	57	Executive Vice President, Operations
Hege Marie Norheim	55	Chief Sustainability Officer
Gery Bonduelle	50	Executive Vice President, Sales
Tilo Hauke	53	Executive Vice President, Supply Chain Management

Tom Einar Jensen, Co-Founder and Chief Executive Officer. Mr. Jensen currently serves as Chief Executive Officer of FREYR. Mr. Jensen became a co-founder of FREYR Legacy and has served as FREYR Legacy’s Chief Executive Officer since October 2018. Prior to and concurrently with FREYR Legacy, Mr. Jensen has served as Co-Founder and Partner of EDGE Global LLC since September 2017. Prior to EDGE Global LLC and FREYR Legacy, Mr. Jensen served in multiple positions, most recently as Partner and Senior Advisor, at SYSTEMIQ Ltd. from April 2016 to September 2017. Prior to SYSTEMIQ Ltd., Mr. Jensen was Executive Vice President Head at Joule Unlimited Technologies, Inc. (“Joule Unlimited”) from April 2014 to March 2016. Prior to Joule Unlimited, Mr. Jensen was Chief Executive Officer at Agrinos AS from September 2009 to September 2013. Prior to Agrinos AS, Mr. Jensen held various positions in finance, strategy and business development at Norsk Hydro. Mr. Jensen holds an M.Sc. in Finance and Economics from the Norwegian School of Economics.

Jan Arve Haugan, President and Managing Director. Mr. Haugan currently serves as President and Managing Director of FREYR. He previously served as FREYR Legacy Chief Operating Officer and Deputy Chief Executive Officer since January 2021. Prior to joining FREYR Legacy, Mr. Haugan was head of Projects and Operations at Aker Horizons AS from June 2020 to January 2021. Prior to Aker Horizons AS, Mr. Haugan was Chief Executive Officer at Aker Energy AS from January 2018 to December 2019. Prior to Aker Energy AS, Mr. Haugan was Chief Executive Officer at Kvaerner ASA from July 2011 to December 2017. Mr. Haugan has served on the board of directors of Meraaker Hydrogen AS since July 2020. Mr. Haugan has served on the board of directors of IOR Norway AS since October 2020. Mr. Haugan has served on the board of directors of Kvaerner ASA, later merged with Aker Solutions ASA, since January 2018. Mr. Haugan holds an M.Sc. in Civil Engineering from University of Colorado at Boulder.

Steffen Føreid, Chief Financial Officer. Mr. Føreid currently serves as Chief Financial Officer of FREYR. He previously served as FREYR Legacy’s Chief Financial Officer since September 2020. Prior to joining FREYR Legacy, Mr. Føreid held multiple positions, most recently as Chief Executive Officer and Chief Financial Officer, at Höegh LNG Partners LP from September 2018 to September 2020. Prior to and concurrent with Höegh LNG Partners LP, Mr. Føreid was Chief Financial Officer at Höegh LNG Holdings Ltd. from June 2010 to April 2019. Mr. Føreid served on the board of directors of Höegh LNG Partners LP from April 2014 to September 2018. Mr. Føreid holds an Liz. rer.pol. (M.Sc.) in Finance and Business Administration from Université de Fribourg in Switzerland.

Ryuta Kawaguchi, Chief Technology Officer. Mr. Kawaguchi currently serves as Chief Technology Officer of FREYR. He previously served as FREYR Legacy’s Chief Technology Officer since August 2020. Prior to joining FREYR Legacy, Mr. Kawaguchi was a full-time consultant to FREYR Legacy at Tecosim Simulation Ltd. from February 2020 to July 2020. Prior to Tecosim Simulation Ltd., Mr. Kawaguchi was Solution Owner EV Battery at Dyson Automotive R&D Limited from July 2019 to January 2020. Prior to Dyson Automotive R&D Limited, Mr. Kawaguchi was a Solution Owner EV Battery at Dyson Technology Limited from September 2017 to June 2019. Prior to Dyson Technology Limited, Mr. Kawaguchi held multiple positions at Nissan Motor Corporation, most recently as Senior Manager Electric Powertrain Strategy Planning from April 2017 to September 2017. Mr. Kawaguchi holds a B.S. and an M.Sc. in Aeronautical Engineering from Nagoya University.

Are L. Brautaset, Chief Legal Officer. Mr. Brautaset currently serves as Chief Legal Officer of FREYR. He previously served as FREYR Legacy’s Chief Legal Officer since December 2020. Prior to joining FREYR Legacy, Mr. Brautaset was an independent attorney from June 2020 to November 2020. Prior to that, Mr. Brautaset was Chief Legal Officer at Aker Energy AS from January 2019 to June 2020. Prior to Aker Energy AS, Mr. Brautaset was Vice President Legal at Equinor ASA (formerly known as Statoil ASA) from August 2016 to January 2019. Prior to Equinor ASA, Mr. Brautaset was Head of Legal and Compliance at Statoil Tanzania AS from August 2013 to July 2016. Mr. Brautaset holds an LL.M. from University of Oslo.

Einar Kilde, Executive Vice President, Projects. Mr. Kilde currently serves as Executive Vice President Projects. He previously served as FREYR Legacy’s Executive Vice President Projects since October 2019. Prior to joining FREYR Legacy, Mr. Kilde was Executive Vice President at Bane NOR from October 2017 to September 2019. Prior to Bane NOR, Mr. Kilde was Executive Vice President, Project Execution at Sarawak Energy Berhad from September 2010 to October 2017. Prior to Sarawak Energy Berhad, Mr. Kilde was Executive Vice President and Head of Wafer Division at Renewable Energy Corporation ASA (REC) from August 2007 to July 2009. Mr. Kilde holds a B.S. in Mechanical Engineering from University of Trondheim.

Tove Nilsen Ljungquist, Executive Vice President, Operations. Ms. Ljungquist currently serves as Executive Vice President Operations of FREYR. She previously served as FREYR Legacy’s Executive Vice President Operations since January 2021. Prior to joining FREYR Legacy, Ms. Ljungquist was Executive Vice President at Moreld AS from April 2020 to December 2020. Prior to Moreld AS, Ms. Ljungquist was Chief Executive Officer at Agility Subsea Fabrication from September 2014 to April 2020. Ms. Ljungquist holds an M.Sc. in Material Science and Engineering from Norwegian University of Science and Technology.

Hege Marie Norheim, Chief Sustainability Officer. Ms. Norheim currently serves as Chief Sustainability Officer of FREYR. She previously served as FREYR Battery and FREYR Legacy’s Executive Vice President, Human Resources, Sustainability and Communications since March 2021. Prior to joining FREYR Legacy, Ms. Norheim was a consultant at Spencer Stuart from August 2015 to February 2021. Ms. Norheim has served on the board of directors of the not-for-profit Norwegian Refugee Council since August 2015. Ms. Norheim holds an M.Sc. in Economics and Business Administration from the Norwegian School of Economics.

Gery Bonduelle, Executive Vice President, Sales. Mr. Bonduelle currently serves as Executive Vice President, Sales of FREYR. He previously served as FREYR Legacy’s Executive Vice President Sales since April 1, 2021. Prior to joining FREYR Legacy, Mr. Bonduelle held multiple positions at EnerSys, most recently as Sales Vice President EMEA and APAC beginning in July 2020 and prior to that as Vice President Sales Reserve Power EMEA from January 2016 to July 2020. Mr. Bonduelle holds a B.S. and an M.Sc. in Mechanical Engineering from ENIM University.

Tilo Hauke, Executive Vice President, Supply Chain Management. Dr. Hauke currently serves as Executive Vice President, Supply Chain Management of FREYR. He has more than 20 years of experience in the carbon and graphite industry, especially in materials and components for the renewable energy sector. Previously, from 2014 to 2020, Dr. Hauke served as Senior Vice President, Business Line Fuel Cell Components, and before that Group Vice President, Technology and Innovation, both for SGL Carbon SE. From 2018 to 2021 he was a member of the supervisory board for BSCCB SpA, and from 2015 to 2019 he was a board member of the German Carbon Composites Association CC eV. Dr. Hauke holds a PhD in solid state physics from University of Halle-Wittenberg and an MBA from University of Augsburg/Pittsburgh.

Item 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The Company qualifies as a “smaller reporting company” under rules adopted by the SEC. Accordingly, the Company has provided scaled executive compensation disclosure that satisfies the requirements applicable to the Company in its status as a smaller reporting company. Under the scaled disclosure obligations, the Company is not required to provide, among other things, a compensation discussion and analysis or a compensation committee report, and certain other tabular and narrative disclosures relating to executive compensation. For 2021, the following individuals were our named executive officers (each a “Named Executive Officer” or “NEO” and collectively the “Named Executive Officers” or “NEOs”):

Tom Einar Jensen, Chief Executive Officer and Co-Founder

Jan Arve Haugan, President and Managing Director

Ryuta Kawaguchi, Chief Technology Officer

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our Named Executive Officers for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)		Total ($)
Tom Einar Jensen
Chief Executive Officer	2021	600,719	(2)	4,467,802	(2)	-	(10)	5,068,521
	2020	210,000	(2)	58,620	(5)	702,733	(6)	971,353

Jan Arve Haugan
President and Managing Director	2021	581,843	(3)	350,561		2,072,953	(7)	3,005,358
	2020	-		-		-		-

Ryuta Kawaguchi
Chief Technology Officer	2021	471,991		286,123		1,653,048	(8)	2,169434
	2020	82,007	(4)	32,230		-	(9)	117,237

(1).

All dollar amounts in this table for compensation information from the year 2020 were converted for purposes of this disclosure from NOK to USD using the exchange ratio 0.1067573, the average exchange rate for 2020 as published by Norges Bank, except for the salary paid to Tom Einar Jensen, which was paid in USD from January 1, 2021 to July 9, 2021, see footnote 2 below. All dollar amounts for compensation information from the year 2021 in this table were converted for purposes of this disclosure from NOK to USD using the exchange ratio 0.116368684, the average exchange rate for 2021 as published by Norges Bank, except for the salary paid to Tom Einar Jensen, which was paid in USD, for the first 6 months of the year see footnote 2 below.

(2).

Compensation and bonus payments paid from January 1, 2021 to July 9, 2021 were made in USD to Tom Einar Jensen in exchange for consulting services provided to FREYR Legacy pursuant to an agreement with EDGE Global. For additional information, see “—Agreements with the Executive Chairman and FREYR’s Named Executive Officers — Agreement with Tom Einar Jensen”. Compensation from July 9, 2021 paid in NOK was based on an annual base salary of $698,212.

(3).	Represents amounts paid in 2021. Mr. Haugan’s annual base salary in 2021 was $581,843. Mr. Haugan’s employment began on January 1, 2021.

(4).	Represents amount paid in 2020. Mr. Kawaguchi’s annual base salary in 2020 was $208,711. Mr. Kawaguchi’s employment began on August 1, 2020.

(5).	Consists of a bonus to Mr. Jensen in exchange for consulting services provided to FREYR Legacy pursuant to an agreement with EDGE Global.

(6).	Consists of (i) the aggregate grant date fair value of 8,315,902 warrants to purchase FREYR Legacy Ordinary Shares granted on July 8, 2020 to EDGE Global, which was $452,769 and (ii) the aggregate grant date fair value of 3,838,401 warrants to purchase FREYR Legacy Ordinary Shares granted to EDGE Global on October 6, 2020, which was $249,964. These amounts are computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 11 to FREYR’s audited consolidated financial statements included elsewhere in this annual report for a discussion of the assumptions made by FREYR Legacy in determining the grant-date fair value of FREYR Legacy’s equity-based awards.

(7).	Consists of (i) the aggregate grant date fair value of 149,197 options originally issued under the 2019 Plan to purchase FREYR Legacy Ordinary Shares granted on February 16, 2021, which was $1,254,090, (ii) the aggregate grant date fair value of 50,000 warrants to purchase FREYR Battery Ordinary Shares granted on July 9, 2021, which was $133,000, (iii) the aggregate grant date fair value of 200,000 options issued under the 2021 Plan to purchase FREYR Battery Ordinary Shares granted on September 1, 2021, which was $682,000 and (iv) the aggregate grant date fair value of 1,185 options issued under the 2021 Plan to purchase FREYR Battery Ordinary Shares granted on July 9, 2021, which was $3,863. These amounts are computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Following the closing of the Business Combination, these options are exercisable for FREYR Battery Ordinary Shares. See Note 11 to FREYR’s audited consolidated financial statements included elsewhere in this annual report for a discussion of the assumptions made by FREYR Legacy in determining the grant-date fair value of FREYR Legacy’s equity-based awards.

(8).	Consists of (i) the aggregate grant date fair value of 89,518 options and 44,752 warrants originally issued under the 2019 Plan to purchase FREYR Legacy Ordinary Shares granted on February 16, 2021, which was $1,175,185; (ii) the aggregate grant date fair value of 50,000 warrants to purchase FREYR Battery Ordinary Shares granted on July 9, 2021, which was $133,000 (iii) the aggregate grant date fair value of 100,000 options issued under the 2021 Plan to purchase FREYR Battery Ordinary Shares granted on September 1, 2021, which was $341,000 and (iv) the aggregate grant date fair value of 1,185 options issued under the 2021 Plan to purchase FREYR Battery Ordinary Shares granted on July 9, 2021, which was $3,863. These amounts are computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Following the closing of the Business Combination, the warrants under (i) are exercisable for FREYR Battery Ordinary Shares. See Note 11 to FREYR’s audited consolidated financial statements included elsewhere in this annual report for a discussion of the assumptions made by FREYR Legacy in determining the grant-date fair value of FREYR Legacy’s equity-based awards.

(9).

The fair value of the awards to Mr. Kawaguchi cannot be computed in accordance with FASB ASC Topic 718 because as of December 31, 2020, the exercise prices of these options and warrants have not been determined by the FREYR or FREYR Legacy boards and there is not a mutual understanding of the key terms and conditions of the awards. See the table titled “Outstanding Equity Awards at Fiscal Year End” for more details.

(10).	These options were conditionally awarded as part of Mr. Jensen’s employment agreement. The award is subject to the FREYR board’s assessment of Mr. Jensen’s performance. When the award is confirmed by the FREYR board, the options will vest in thirds as follows: on December 12, 2022, on September 30, 2023 and on June 1, 2024. The grant date fair value of the 850,000 options was $3,153,500. The shares were granted on July 13, 2021. As of December 31, 2021, no compensation expense has been recognized. These amounts are computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. For additional information, see “—Agreements with the Executive Chairman and FREYR’s Named Executive Officers — Agreement with Tom Einar Jensen.”

Narrative Disclosure to Summary Compensation Table

For 2021, the compensation program for FREYR’s and FREYR Legacy’s named executive officers consisted of base salary, bonuses and incentive compensation delivered in the form of stock option awards.

Base Salaries

Base salary was set by FREYR and FREYR Legacy at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance.

Cash Bonus

FREYR Legacy had a general cash bonus arrangement providing for annual cash bonus awards to executive officers of up to 30% of annual salary depending on the achievement of bonus targets.

FREYR had a general cash bonus arrangement providing for annual cash bonus awards to Executive Vice Presidents of up to 50% of annual salary, to the President and Managing Director of up to 75% of annual salary and to the Chief Executive Officer of up to 100% of annual salary, all depending on the achievement of bonus targets.

FREYR Legacy’s 2019 Incentive Stock Option Plan

See the section titled “Securities Authorized for Issuance Under Equity Compensation Plans – 2019 Plan.”

FREYR’s 2021 Plan

Purpose

The 2021 Plan is intended to (i) attract and retain the best available personnel to ensure our success and accomplish our goals; (ii) incentivize employees, directors and independent contractors with long-term equity-based compensation to align their interests with our shareholders, and (iii) promote the success of our business.

Types of Stock Awards

The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and stock bonus awards (all such types of awards, collectively, “stock awards”).

Share Reserve

Number of Shares

Subject to adjustments as set forth in the 2021 Plan, the maximum aggregate number of FREYR shares that may be issued under the 2021 Plan will be equal to 10% of the total aggregate number of FREYR shares issued and outstanding as of immediately after the Second Closing Date. The shares may be authorized, but unissued, or reacquired. Furthermore, subject to adjustments as set forth in the 2021 Plan, in no event will the maximum aggregate number of shares that may be issued under the 2021 Plan pursuant to incentive stock options exceed the number set forth above.

Lapsed Awards

Subject to all applicable laws, if all or any part of a stock award expires, lapses or is terminated, exchanged for or settled in cash, surrendered, repurchased, canceled without having been fully exercised or forfeited, in any case, in a manner that results in FREYR acquiring shares covered by the stock award at a price not greater than the price (as adjusted pursuant to the 2021 Plan) paid by the participant for such shares or not issuing any shares covered by the stock award, the unused shares covered by the stock award will, as applicable, become or again be available for stock award grants under the 2021 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding stock awards shall not count against the share limit set forth in the 2021 Plan. Notwithstanding anything to the contrary contained therein, the following shares shall not be added to the shares authorized for grant under the 2021 Plan and shall not be available for future grants of stock awards: (i) shares subject to a SAR that are not issued in connection with the stock settlement of the SAR on exercise thereof; and (ii) shares purchased on the open market with the cash proceeds from the exercise of stock options; and (iii) shares delivered (either by actual delivery or attestation) to FREYR by a participant to satisfy the applicable exercise or purchase price of a stock award and/or to satisfy any applicable tax withholding obligation with respect to a stock award (including shares retained by FREYR from the stock award being exercised or purchased and/or creating the tax obligation).

Assumption or Substitution of Awards by the Company.

The Plan Administrator (as defined below), from time to time, may determine to substitute or assume outstanding awards granted by another company, in connection with an acquisition, merger or consolidation of such other company, by either: (a) assuming such award under the 2021 Plan or (b) granting an award under the 2021 Plan in substitution of such other company’s award. Any awards that are assumed or substituted under the 2021 Plan will not reduce the number of shares authorized for grant under the Plan or authorized for grant to a participant in any fiscal year.

Eligibility

Employees, and independent contractors of us or our affiliates and our directors are all eligible to participate in the 2021 Plan. . Immediately following the Closing, FREYR had approximately 130 employees, approximately 30 consultants and 8 non-employee directors who were eligible to be granted stock awards under the 2021 Plan.

Administration

The 2021 Plan will be administered by the FREYR board of directors or a committee thereof, which committee will be constituted to satisfy applicable laws (the “Plan Administrator”). To the extent necessary to comply with applicable laws, awards granted to an officer or director of FREYR or any other person whose transactions in FREYR shares are subject to Section 16 of the Exchange Act (each, an “Insider”) must be approved by two or more “non-employee directors” of the board of directors (as defined in the regulations promulgated under Section 16 of the Exchange Act).

Subject to the terms of the 2021 Plan and the maximum number of shares for which issuance authority is delegated to the Plan Administrator by the general shareholders meeting, the Plan Administrator has the authority, in its discretion, to (i) determine the fair market value in accordance with the 2021 Plan; (ii) select the service providers to whom stock awards may be granted under the 2021 Plan; (iii) determine the number of shares to be covered by each stock award granted under the 2021 Plan; (iv) approve forms of stock award agreements for use under the 2021 Plan; (v) determine the terms and conditions, not inconsistent with the terms of the 2021 Plan, of any stock award granted thereunder; (vi) institute and determine the terms and conditions of an exchange program under the terms of the 2021 Plan (subject to shareholder approval); (vii) construe and interpret the terms of the 2021 Plan and stock awards granted pursuant to the 2021 Plan; (viii) correct any defect, supply any omission or reconcile any inconsistency in the 2021 Plan, any stock award or any stock award agreement; (ix) prescribe, amend and rescind rules and regulations relating to the 2021 Plan; (x) modify or amend each stock award (subject to the terms of the 2021 Plan); (xi) adjust performance goals applicable to a participant with respect to a stock award to take into account changes in applicable laws or in accounting or tax rules, or such other extraordinary events or circumstances; (xii) allow participants to satisfy tax withholding obligations in such manner as prescribed in the 2021 Plan; (xiii) authorize any person to execute on behalf of FREYR any instrument required to effect the grant of a stock award previously granted by the Plan Administrator; (xiv) allow a participant to defer the receipt of the payment of cash or the delivery of shares that would otherwise be due to such participant under a stock award; and (xv) make all other determinations deemed necessary or advisable for administering the 2021 Plan.

However, to the extent permitted by applicable law and listing requirements, our board of directors or a committee thereof may delegate to one or more of our officers who may be (but are not required to be) Insiders, the authority to (a) designate employees who are not Insiders to be recipients of stock awards and determine the number of shares subject to stock awards granted to such designated employees, subject to certain restrictions that are set forth in the 2021 Plan and (b) take any and all actions on behalf of the FREYR board of directors or a committee thereof other than any actions that affect the amount or form of compensation of Insiders or have material tax, accounting, financial, human resource or legal consequences to us or our affiliates.

Stock Options

Each stock option will be designated in the stock award agreement as either an incentive stock option (which is entitled to potentially favorable tax treatment for U.S. taxpayers) or a nonstatutory stock option. However, notwithstanding such designation, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year exceeds $100,000, such stock options will be treated as nonstatutory stock options. Incentive stock options may only be granted to employees. The term of each stock option will be stated in the stock award agreement. In the case of an incentive stock option, the term will be 10 years from the date of grant or such shorter term as may be provided in the stock award agreement. Moreover, in the case of an incentive stock option granted to a participant who owns stock representing more than 10% of the total combined voting power of all classes of our stock or the stock of any of our affiliates, the term of the incentive stock option will be five years from the date of grant or such shorter term as may be provided in the stock award agreement.

The per share exercise price for the shares to be issued pursuant to exercise of a stock option will be determined by the Plan Administrator, subject to the following: in the case of an incentive stock option (i) granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of our stock or the stock of any of our affiliates, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant; and (ii) granted to any other employee, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. Notwithstanding the foregoing, stock options (other than incentive stock options) may be granted with a per share exercise price of less than 100% of the fair market value per share on the date of grant as determined by the Plan Administrator in its sole discretion. The per share exercise price shall in all circumstances correspond to the accounting par value of the FREYR Shares.

At the time a stock option is granted, the Plan Administrator will fix the period within which the stock option may be exercised and will determine any conditions that must be satisfied before the stock option may be exercised. The Plan Administrator will also determine the acceptable form of consideration for exercising a stock option, including the method of payment. In the case of an incentive stock option, the Plan Administrator will determine the acceptable form of consideration at the time of grant.

If a participant ceases to be a service provider due to death or “Disability” (as defined in the 2021 Plan) or other than for “Cause” (as defined in the 2021 Plan), his or her option may be exercised within such period of time as is specified in the stock award agreement to the extent that the stock option is vested on the date of termination (but in no event later than the expiration of the term of such stock option). In the absence of a specified time in the stock award agreement, to the extent vested as of a participant’s termination, the stock option will remain exercisable for twelve (12) months following a termination for death or Disability and three (3) months following a termination without Cause. Any outstanding stock option (including any vested portion thereof) held by a participant will immediately terminate in its entirety upon the participant being first notified of his or her termination for Cause and the participant will be prohibited from exercising his or her stock option from and after the date of such termination.

Stock Appreciation Rights (SARs)

The Plan Administrator will determine the terms and conditions of each SAR, including the exercise price for each SAR. Upon exercise of a SAR, a participant will receive payment from us in an amount determined by multiplying the difference between the fair market value of a share on the date of exercise over the exercise price by the number of shares with respect to which the SAR is exercised. SARs may be paid in cash, in shares of equivalent value, or in some combination thereof, as determined by the Plan Administrator. SARs are exercisable at the times and on the terms established by the Plan Administrator.

Restricted Stock and RSUs

Restricted stock awards are grants of FREYR shares that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Shares of restricted stock will vest and the restrictions on such shares will lapse in accordance with terms and conditions established by the Plan Administrator. Each RSU is a bookkeeping entry representing an amount equal to the fair market value of one FREYR share. Upon meeting the applicable vesting criteria, the participant will be entitled to receive a payout for his or her earned RSUs as determined by the Plan Administrator in the form of cash, shares, or a combination of both.

In determining whether restricted stock or RSUs should be granted, and/or the vesting schedule for such a stock award, the Plan Administrator may impose whatever conditions on vesting as it determines to be appropriate.

During the period of restriction, participants holding restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid, in each case with respect to such shares unless the Plan Administrator determines otherwise. If any such dividends or distributions are paid in shares, the shares will be subject to the same restrictions, including, without limitation, restrictions on transferability and forfeitability, as the shares of restricted stock with respect to which they were paid. During the vesting period, participants holding RSUs will hold no voting rights by virtue of such RSUs. The Plan Administrator may, in its sole discretion, award dividend equivalents in connection with the grant of RSUs that may be settled in cash, in shares of equivalent value, or in some combination thereof.

Stock Bonus Awards

A stock bonus award is an award of shares to an eligible person without a purchase price that is not subject to any restrictions. The Plan Administrator will determine the number of shares to be awarded to the participant under a stock bonus award. A stock bonus award may be paid in cash, whole shares, or a combination thereof, based on the fair market value of the shares subject to the stock bonus award on the date of payment, as determined in the sole discretion of the Plan Administrator.

Performance Awards

The Plan Administrator may grant stock options, SARs, restricted stock and RSUs that are subject to the satisfaction of specified performance criteria. The Plan Administrator determines the terms surrounding performance awards, including the required levels of performance with respect to specified business criteria (including any adjustment(s) thereto that will be applied in determining the achievement of such performance criteria), the corresponding amounts payable upon achievement of such levels of performance, and the termination and forfeiture provisions; provided that all performance criteria must be determined when the achievement of such criteria remains substantially uncertain.

The Plan Administrator in its discretion may make performance goals applicable to a participant with respect to a stock award, which may include any of the following criteria (or any other criteria determined by the Plan Administrator in its sole discretion): (1) sales or non-sales revenue; (2) return on revenues; (3) operating income; (4) income or earnings including operating income; (5) income or earnings before or after taxes, interest, depreciation and/or amortization; (6) income or earnings from continuing operations; (7) net income; (8) pre-tax income or after-tax income; (9) net income excluding amortization of intangible assets, depreciation and impairment of goodwill and intangible assets and/or excluding charges attributable to the adoption of new accounting pronouncements; (10) raising of financing or fundraising; (11) project financing; (12) revenue backlog; (13) gross margin; (14) operating margin or profit margin; (15) capital expenditures, cost targets, reductions and savings and expense management; (16) return on assets, return on investment, return on capital, or return on shareholder equity; (17) cash flow, free cash flow, cash flow return on investment, net cash provided by operations, or cash flow in excess of cost of capital; (18) performance warranty and/or guarantee claims; (19) stock price or total shareholder return; (20) earnings or book value per share; (21) economic value created; (22) pre-tax profit or after-tax profit; (23) strategic business criteria; (24) objective goals relating to divestitures, joint ventures, mergers, acquisitions and similar transactions; (25) objective goals relating to staff management, results from staff attitude and/or opinion surveys, staff satisfaction scores, staff safety, staff accident and/or injury rates, compliance, headcount, performance management, completion of critical staff training initiatives; (26) objective goals relating to projects; and (27) enterprise resource planning. Stock awards issued to participants may take into account other criteria (including subjective criteria).

Performance goals may differ from participant to participant, performance period to performance period and from stock award to stock award. Any criteria used may be measured, as applicable, (i) in absolute terms, (ii) in relative terms (including, but not limited to, any increase (or decrease) over the passage of time and/or any measurement against other companies or financial or business or stock index metrics particular to us), (iii) on a per share and/or share per capita basis, (iv) against the performance of us as a whole or against any of our affiliate(s), or a particular segment(s), a business unit(s) or a product(s) of us or individual project company, (v) on a pre-tax or after-tax basis, (vi) on a GAAP or non-GAAP basis, and/or (vii) using an actual foreign exchange rate or on a foreign exchange neutral basis.

Leaves of Absence/Transfer Between Locations

The Plan Administrator has the discretion to determine at any time whether and to what extent the vesting of stock awards will be suspended during any leave of absence; provided that in the absence of such determination, vesting of stock awards will continue during any paid leave and will be suspended during any unpaid leave (unless otherwise required by applicable laws). A participant will not cease to be an employee in the case of (i) any leave of absence approved by the participant’s employer or (ii) transfers between our locations or between us and any of our affiliates. If an employee holds an incentive stock option and such leave exceeds three months then, for purposes of incentive stock option status only, such employee’s service as an employee will be deemed terminated on the first day following such three month period and the incentive stock option will thereafter automatically treated for tax purposes as a nonstatutory stock option in accordance with applicable laws, unless reemployment upon the expiration of such leave is guaranteed by contract or statute, or unless provided otherwise pursuant to a written company policy.

Nontransferability of Stock Awards

Unless determined otherwise by the Plan Administrator, a stock award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the participant, only by the participant. If the Plan Administrator makes a stock award transferable, such stock award will contain such additional terms and conditions as the Plan Administrator deems appropriate provided, however, that in no event may any stock award be transferred for consideration to a third-party financial institution.

Clawback/Recovery

The Plan Administrator may specify in a stock award agreement that the participant’s rights, payments, and/or benefits with respect to a stock award will be subject to reduction, cancellation, forfeiture, and/or recoupment upon the occurrence of certain specified events, in addition to any applicable vesting, performance or other conditions and restrictions of a stock award. Notwithstanding any provisions to the contrary under the 2021 Plan, a stock award granted under the 2021 Plan will be subject to any clawback policy as may be established and/or amended from time to time by us. The Plan Administrator may require a participant to forfeit or return to and/or reimburse us for all or a portion of the stock award and/or shares issued under the stock award, any amounts paid under the stock award, and any payments or proceeds paid or provided upon disposition of the shares issued under the stock award, pursuant to the terms of such company policy or as necessary or appropriate to comply with applicable laws.

Adjustment

In the event of a stock split, reverse stock split, stock dividend, combination, consolidation, recapitalization or reclassification of the shares, subdivision of the shares, a rights offering, a reorganization, merger, spin-off, split-up, repurchase, or exchange of our capital stock or other securities of us or other significant corporate transaction, or other change affecting our capital stock occurs, the Plan Administrator, in order to prevent dilution, diminution or enlargement of the benefits or potential benefits intended to be made available under the 2021 Plan, will, in such manner as it may deem equitable, adjust the number, kind and class of securities that may be delivered under the 2021 Plan and/or the number, class, kind and price of securities covered by each outstanding stock award; provided that all such adjustments will be made in a manner that does not result in taxation under Section 409A of the Internal Revenue Code (“Section 409A”).

Dissolution or Liquidation

In the event of the proposed winding up, dissolution or liquidation of FREYR, the Plan Administrator will notify each participant as soon as practicable prior to the effective date of such proposed transaction. To the extent it has not been previously exercised or settled, a stock award will terminate immediately prior to the consummation of such proposed action.

Corporate Transaction

In the event of (i) a transfer of all or substantially all of our assets, (ii) a merger, consolidation or other capital reorganization or business combination transaction of us with or into another corporation, entity or person, (iii) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owner directly or indirectly, of more than 50% of our then outstanding capital stock, or (iv) a “Change in Control” (as defined in the 2021 Plan) each outstanding stock award (vested or unvested) will be treated as the Plan Administrator determines, which determination may provide for one or more of the following: (a) the continuation of such outstanding stock awards (if we are the surviving corporation); (b) the assumption of such outstanding stock awards by the surviving corporation or its parent; (c) the substitution by the surviving corporation or its parent of new stock options or other equity awards for such stock awards; (d) the cancellation of such stock awards in exchange for a payment to the participants equal to the excess of (1) the fair market value of the shares subject to such stock awards as of the closing date of such corporate transaction over (2) the exercise price or purchase price paid or to be paid (if any) for the shares subject to the stock awards; provided, that, if the exercise price or purchase price for such stock awards equals or exceeds the fair market value of the shares subject to such stock awards, then the stock awards may be terminated without payment (provided further, that such payment may be subject to the same conditions that apply to the consideration that will be paid to holders of shares in connection with the transaction, subject to applicable law); (e) the full or partial acceleration of exercisability or vesting and accelerated expiration of an outstanding stock award and lapse of our right to repurchase or re-acquire shares acquired under a stock award or lapse of forfeiture rights with respect to shares acquired under a stock award; or (f) the opportunity for participants to exercise their stock options prior to the occurrence of the corporate transaction and the termination (for no consideration) upon the consummation of such corporate transaction of any stock options not exercised prior thereto.

Change in Control

A stock award may be subject to additional acceleration of vesting and exercisability upon or after a change in control as may be provided in the stock award agreement for such stock award or as may be provided in any other written agreement between us or any of our affiliates and the participant, but in the absence of such provision, no such acceleration will occur.

Amendment, Termination and Duration of the 2021 Plan

If approved by our shareholders, the 2021 Plan will continue in effect for a term of 10 years measured from the board approval date, unless terminated earlier under the terms of the 2021 Plan. The Plan Administrator may at any time amend, alter, suspend or terminate the 2021 Plan.

U.S. Federal Tax Aspects

A participant who receives a stock option or SAR will not have taxable income upon the grant of the stock option or SAR. For nonstatutory stock options and SARs, the participant will recognize ordinary income upon exercise in an amount equal to the excess of the fair market value of the shares over the exercise price — the appreciation value — on the date of exercise. Any additional gain or loss recognized upon any later disposition of the shares generally will be long-term or short-term capital gain or loss, depending on whether the shares are held for more than one year.

The purchase of shares upon exercise of an incentive stock option will not result in any taxable income to the participant, except for purposes of the alternative minimum tax. Gain or loss recognized by the participant on a later sale or other disposition of the shares will be capital gain or loss and/or ordinary income depending upon whether the participant holds the shares transferred upon exercise for a specified period. If the shares are held for the specified period, any gain generally will be taxed at long-term capital-gain rates. If the shares are not held for the specified period, generally any gain up to the excess of the fair market value of the shares on the date of exercise over the exercise price will be treated as ordinary income. Any additional gain generally will be taxable at long-term or short-term capital-gain rates, depending on whether the participant held the shares for more than one year after the exercise date.

A participant who receives restricted stock will not have taxable income upon until vesting unless the participant timely files an election under Section 83(b) of the Internal Revenue Code to be taxed at the time of grant. The participant will recognize ordinary income equal to the fair market value of the shares at the time of vesting less the amount paid for such shares (if any) if no such election is made. Any additional gain or loss recognized upon any later disposition of the shares generally will be long-term or short-term capital gain or loss, depending on whether the shares are held for more than one year. If a participant timely files a Section 83(b) election, the participant will recognize ordinary income equal to the fair market value of the shares at the time of purchase or grant less the amount paid for such shares (if any).

A participant who receives RSUs will not have taxable income upon grant of the stock award; instead the participant will be taxed upon settlement of the stock award. The participant will recognize ordinary income equal to the fair market value of the shares or the amount of cash received by the participant. In addition, Section 409A imposes certain restrictions on deferred compensation arrangements. Stock awards that are treated as deferred compensation under Section 409A are intended to meet the requirements of this section of the Internal Revenue Code.

Prior to the delivery of any shares or cash pursuant to a stock award (or exercise thereof) or prior to any time the stock award or shares are subject to taxation or other tax-related items, we and/or the participant’s employer will have the power and the right to deduct or withhold, or require a participant to remit to us, an amount sufficient to satisfy any tax-related items or other items that are required to be withheld or deducted or otherwise applicable with respect to such stock award.

The Plan Administrator may, at its discretion and pursuant to such procedures as it may specify from time to time, permit a participant to satisfy such withholding or deduction obligations or any other tax- related items, in whole or in part by (without limitation) paying cash, electing to have us withhold otherwise deliverable cash or shares, or delivering to us already-owned shares; provided that, unless the Plan Administrator permits otherwise, any proceeds derived from a cashless exercise must be an approved broker-assisted cashless exercise or the cash or shares withheld or delivered must be limited to avoid financial accounting charges under applicable accounting guidance or shares must have been previously held for the minimum duration required to avoid financial accounting charges under applicable accounting guidance. The fair market value of the shares to be withheld or delivered will be determined based on such methodology that we deem to be reasonable and in accordance with applicable laws. We will be entitled to a tax deduction in connection with a stock award under the 2021 Plan only in an amount equal to the ordinary income realized by the participant and at the time the participant recognizes the income. Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executive officers. While the Plan Administrator considers the deductibility of compensation as one factor in determining executive compensation, the Plan Administrator retains the discretion to award and pay compensation that is not deductible as it believes that it is in the best interests of our shareholders to maintain flexibility in our approach to executive compensation and to structure a program that we consider to be the most effective in attracting, motivating and retaining key employees.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding equity awards held by FREYR’s named executive officers as of December 31, 2020 and December 31, 2021.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)		Option Expiration Date
Tom Einar Jensen	July 8, 2020	1,488,862	(4)	-		0.15		May 15, 2024
Tom Einar Jensen	October 6, 2020	687,220	(5)	-		0.20	(6)	September 20, 2025
Tom Einar Jensen	July 13, 2021	-		850,000	(7)	10.00		July 13, 2026
Jan Arve Haugan	February 16, 2021	149,197	(8)	-		3.22		December 31, 2025
Jan Arve Haugan	July 9, 2021	1,185	(14)	-		10.00		July 9, 2026
Jan Arve Haugan	September 1, 2021	200,000	(14)	-		10.00		September 1, 2026
Jan Arve Haugan	July 9, 2021	50,000	(15)	-		11.50		July 9, 2026
Ryuta Kawaguchi	February 16, 2021	11,188	(9)	-		0.95		March 30, 2025
Ryuta Kawaguchi	February 16, 2021	5,594	(10)	-		1.14		March 30, 2025
Ryuta Kawaguchi	February 16, 2021	5,594	(11)	-		5.06		March 30, 2025
Ryuta Kawaguchi	February 16, 2021	22,376	(12)		-	3.29		March 30, 2025
Ryuta Kawaguchi	February 16, 2021	89,518	(13)	-		2.65		March 30, 2025
Ryuta Kawaguchi	July 9 2021	1,185	(14)	-		10.00		July 9, 2026
Ryuta Kawaguchi	September 1, 2021	100,000	(14)	-		10.00		September 1, 2026
Ryuta Kawaguchi	July 9, 2021	50,000	(15)	-		11.50		July 9, 2026

(1).	All vesting dates that applied as at December 31, 2020, and would apply in the absence of the Business Combination, were accelerated fully immediately prior to the Second Closing of the Business Combination and the corresponding warrants or options were converted into warrants and options, respectively, to purchase FREYR Ordinary Shares.

(2).	All dollar amounts in this table were converted for purposes of this disclosure from NOK to USD using the exchange ratio 0.1067573 (NOK to USD), the average exchange rate for 2020 as published by Norges Bank.

(3).	Applicable to all warrants and options: Upon the Second Closing of the Business Combination, (i) the various exercise prices applicable to each employee were replaced by one weighted average exercise price for all FREYR Legacy options held by that employee, (ii) exercise price was adjusted to 99.3% of the originally applicable exercise price to reflect the value of the wind farm assets transferred to FREYR Legacy’s shareholders prior to the Business Combination, (iii) the relevant NOK exercise price was replaced by a USD exercise price at a rate of 0.11848 USD per NOK, a rate agreed in the Business Combination Agreement, and (iv) FREYR Legacy options were exchanged for a number of FREYR Options and exercise price corresponding to the Exchange Ratio in the Business Combination, and such FREYR Options are subject to the 2021 Plan, except to the extent in conflict with FREYR Legacy’s 2019 Incentive Stock Option Plan.

(4).

These warrants vested on May 15, 2019 and were issued to EDGE Global. These were originally granted as stock options but were reissued as warrants on July 8, 2020. These 8,315,902 FREYR Legacy warrants were converted to FREYR warrants using the conversion ratio of 0.179038. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global. Each of Mr. Matrai and Mr. Jensen disclaims beneficial ownership of the shares held by EDGE Global except to the extent of his pecuniary interest therein.

(5).	These warrants were originally granted as stock options to EDGE Global with vesting commencing on September 30, 2020 and quarterly thereafter through December 31, 2021. They were reissued to EDGE Global as warrants on October 6, 2020. These 3,838,401 FREYR Legacy warrants were converted to FREYR warrants using the conversion ratio of 0.179038. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global. Each of Mr. Matrai and Mr. Jensen disclaims beneficial ownership of the shares held by EDGE Global except to the extent of his pecuniary interest therein.

(6).	The July 1, 2020 amendment to the EDGE agreement provided for an additional grant of 3,838,401 warrants with an exercise price of $0.16 per share. An initial proposal from the FREYR Legacy board on September 2, 2020 proposed the issuance of these warrants on terms consistent with the agreement. Subsequent to this initial proposal, the FREYR Legacy board met on September 25, 2020 and proposed that the exercise price for the warrants to be approved by the shareholders should be based on the volume weighted average price of the trading price five days leading up to September 1, 2020 ($0.20 per share share). On October 6, 2020, the shareholders approved the grant of warrants with an exercise price of $0.20 per share at an extraordinary general meeting.

(7).	These options were conditionally awarded as part of Mr. Jensen’s employment agreement. The award is subject to the FREYR board’s assessment of Mr. Jensen’s performance. When the award is confirmed by the FREYR board, the options will vest in thirds as follows: on December 12, 2022, on September 30, 2023 and on June 1, 2024.

(8).	These options were scheduled to vest on April 1, 2023 in the absence of the Business Combination, but accelerated fully immediately prior to the Second Closing of the Business Combination. They are subject to a contractual lock-up until May 26, 2023.

(9).	These warrants were scheduled to vest on April 1, 2023 in the absence of the Business Combination, but accelerated fully immediately prior to the Second Closing of the Business Combination. They are subject to a contractual lock-up until May 26, 2023.

(10).	These warrants were scheduled to vest on April 1, 2023 in the absence of the Business Combination, but accelerated fully immediately prior to the Second Closing of the Business Combination. They are subject to a contractual lock-up until May 26, 2023.

(11).	These warrants were scheduled to vest on April 1, 2023 in the absence of the Business Combination, but accelerated fully immediately prior to the Second Closing of the Business Combination. They are subject to a contractual lock-up until May 26, 2023.

(12).	These warrants were scheduled to vest on April 1, 2023 in the absence of the Business Combination, but accelerated fully immediately prior to the Second Closing of the Business Combination. They are subject to a contractual lock-up until May 26, 2023.

(13).	These warrants were scheduled to vest on April 1, 2023 in the absence of the Business Combination, but accelerated fully immediately prior to the Second Closing of the Business Combination. They are subject to a contractual lock-up until May 26, 2023.

(14).	These options were issued under the 2021 Plan.

(15).	These warrants were transferred by the Sponsor to Mr. Haugan and Mr. Kawaguchi following the Second Closing.

Benefits and Perquisites

FREYR provides benefits to its named executive officers on the same basis as provided to all of its employees, including group life and disability insurance and travel insurance. FREYR does not maintain any executive-specific benefit or perquisite programs.

Agreements with FREYR’s Executive Chairman and Named Executive Officers

As a part of the Business Combination, FREYR Legacy (following its merger with Norway Merger Sub 2, a subsidiary of FREYR) and FREYR entered into a new executive chairman agreement and executive employee agreements, effective as of the Second Closing. Details of those agreements are outlined below.

Agreement with Torstein Dale Sjøtveit

FREYR entered into a new executive chairman agreement with Mr. Sjøtveit to serve as its Executive Chairman (the “Sjøtveit Executive Chairman Agreement”). The Sjøtveit Executive Chairman Agreement has a term of three years starting on and from the date of the Second Closing. It also provides for an annual salary of NOK 4,000,000 and awards under the 2021 Plan. The Sjøtveit Executive Chairman Agreement contains customary confidentiality, non-competition, non-solicitation and intellectual property assignment provisions.

Agreement with Tom Einar Jensen

FREYR entered into a new employment agreement with Mr. Jensen to serve as its Chief Executive Officer (the “Jensen Employment Agreement”). Mr. Jensen’s employment is for an initial term of two years starting on and from the date of the Second Closing and Mr. Jensen will continue as an at-will employee after that two-year term. It also provides for an annual base salary of NOK 6,000,000, participation in the group bonus scheme with a bonus potential of twelve months base salary and awards under the 2021 Plan. The Jensen Employment Agreement contains customary confidentiality, non-competition, non-solicitation and intellectual property assignment provisions.

Agreement with Ryuta Kawaguchi

FREYR Legacy (following its merger with Norway Merger Sub 2, a subsidiary of FREYR) entered into a new employment agreement with Mr. Kawaguchi to serve as FREYR’s Chief Technology Officer (the “Kawaguchi Employment Agreement”). The Kawaguchi Employment Agreement has no specific term. It also provides for an annual base salary of NOK 2,500,000, participation in the group bonus scheme with a bonus potential of six months base salary and awards under the 2021 Plan. The Kawaguchi Employment Agreement contains customary confidentiality, non-competition, non-solicitation and intellectual property assignment provisions.

Agreement with Jan Arve Haugan

FREYR Legacy (following its merger with Norway Merger Sub 2, a subsidiary of FREYR) entered into a new employment agreement with Mr. Haugan to serve as Chief Operating Officer and deputy CEO (the “Haugan Employment Agreement”). The Kilde Employment Agreement has no specific term. It also provides for an annual base salary of NOK 5,000,000, participation in the group bonus scheme with a bonus potential of nine months base salary and awards under the 2021 Plan. The Haugan Employment Agreement contains customary confidentiality, non-competition, non-solicitation and intellectual property assignment provisions.

Retirement Benefits

FREYR provides defined contribution pension through an external provider in in accordance with Norwegian law. FREYR does not provide a match for participants’ elective contributions to the plan, nor does FREYR provide to employees, including its named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Potential Payments upon Termination or Change in Control

Prior to the consummation of the Business Combination, FREYR Legacy did not have a formal plan with respect to severance benefits payable to its named executive officers and other key employees. From time to time, FREYR Legacy granted equity awards to, or entered into offer letters with, certain key employees, including its named executive officers, that provide for accelerated vesting of equity awards in the event such key employee’s employment was involuntarily terminated under certain circumstances related to a change in control. For more information about change of control payments in connection with the Business Combination, see the section titled “Securities Authorized for Issuance Under Equity Compensation Plans – 2019 Plan.”

Executive Chairman and Director Compensation

The table below summarizes the compensation of the FREYR Executive Chairman and Peter Matrai, a non-executive director, for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Torstein Dale Sjøtveit	290,922	-	290,922
Executive Chairman
Peter Matrai	4,422,903	266,000	4,688,903
Director

(1)

All dollar amounts in this table were converted for purposes of this disclosure from NOK to USD using the exchange ratio 0.116368684, the average exchange rate for 2021 as published by Norges Bank, except consulting fees paid to Peter Matrai in exchange for his consulting services provided to FREYR Legacy pursuant to an agreement with EDGE Global, which was paid in USD. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global. For additional information, see “— Consulting Agreement with FREYR Director — Agreement with Peter Matrai”.

(2)	The following lists all outstanding equity awards held by, or beneficially owned by, the Executive Chairman and non-employee directors of FREYR as of December 31, 2021:

Name	Aggregate Number of Ordinary Shares		Aggregate Number of Shares Underlying Outstanding Options
Torstein Dale Sjøtveit	-		-
Executive Chairman
Peter Matrai	3,241,906	(1)	2,276,081	(2)
Director

(1).	Includes 3,241,906 ordinary shares held by EDGE Global. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global. Each of Mr. Matrai and Mr. Jensen disclaims beneficial ownership of the shares held by EDGE Global except to the extent of his pecuniary interest therein.

(2).

Includes 2,176,081 ordinary shares subject to warrants which are exercisable in connection with the Business Combination held by EDGE Global and 100,000 ordinary shares subject to warrants transferred by the Sponsor to Mr. Matrai following the Second Closing. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global. Each of Mr. Matrai and Mr. Jensen disclaims beneficial ownership of the shares held by EDGE Global except to the extent of his pecuniary interest therein.

The FREYR board of directors reviews Executive Chairman and director compensation periodically to ensure that the Executive Chairman and director compensation remains competitive such that FREYR is able to recruit and retain the Executive Chairman and qualified directors. FREYR intends to develop a director compensation program that is designed to align compensation with FREYR’s business objectives and the creation of shareholder value, while enabling FREYR to attract, retain, incentivize and reward directors who contribute to the long-term success of FREYR.

Refer to the section above titled “Agreements with FREYR’s Executive Chairman and Named Executive Officers” for a description of the agreement with the Executive Chairman.

Consulting Agreement with FREYR Director

As a part of the Business Combination, FREYR entered into a consulting agreement with Mr. Matrai effective as of the Second Closing in accordance with which he provides consulting services to FREYR Legacy and FREYR. Details of the agreement entered into in furtherance of that agreement is outlined below.

Agreement with Peter Matrai

FREYR entered into a consulting agreement with Mr. Matrai (the “Matrai Consulting Agreement”). The Matrai Consulting Agreement has a term of three years starting on and from the date of the Second Closing. It also provides for a monthly consulting fee of $30,000 and awards under the 2021 Plan. The Matrai Consulting Agreement contains customary confidentiality, non-competition, non-solicitation and intellectual property assignment provisions. Mr. Matrai is expected to be engaged for the majority of his working time in the provision of services in accordance with the Matrai Consulting Agreement.

FREYR Executive Officer and Director Compensation Following the Business Combination

The policies of FREYR with respect to the compensation of its executive officers and directors are administered by FREYR’s board in consultation with its compensation committee (as described above). The compensation policies followed by FREYR are intended to provide for compensation that is sufficient to attract, motivate and retain executives and potential other individuals and to establish an appropriate relationship between executive compensation and the creation of shareholder value. To meet these goals, the compensation committee is charged with recommending executive compensation packages to FREYR’s board of directors.

It is anticipated that performance-based and equity-based compensation will be an important foundation in executive compensation packages as FREYR believes it is important to maintain a strong link between executive incentives and the creation of shareholder value. FREYR believes that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives. FREYR has adopted a long-term incentive plan which will reflect what FREYR believes is a focus on performance- and equity-based compensation.

FREYR intends to be competitive with other similarly situated companies in its industry. The compensation decisions regarding FREYR’s executives will be based on FREYR’s need to attract individuals with the skills necessary for FREYR to achieve its business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above FREYR’s expectations.

In addition to the guidance provided by its compensation committee, FREYR may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

FREYR’s compensation committee will be charged with performing an annual review of FREYR’s executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.

Compensation Components

Base Salary

FREYR intends to preserve the cash compensation of its executive officers, until the compensation committee has adequate opportunity to assess its executive’s compensation. FREYR will seek to maintain base salary amounts at or near the industry norms, while avoiding paying amounts in excess of what it believes is necessary to motivate executives to meet corporate goals. It is anticipated that base salaries will generally be reviewed annually, subject to terms of employment agreements, and that the compensation committee and board will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses

FREYR intends to utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. Near the beginning of each year, the board, upon the recommendation of the compensation committee and subject to any applicable employment agreements, will determine performance parameters for appropriate executives. At the end of each year, the board and compensation committee will determine the level of achievement for each corporate goal.

2021 Plan

FREYR has established an equity-based incentive plan to incentivize its employees.

Severance Benefit

Other than as required by applicable law, FREYR currently has no severance benefits plan. FREYR may consider the adoption of a severance plan for executive officers and other employees in the future.

Executive Officer Compensation

In relation to the following officers, FREYR Legacy or FREYR (following its merger with Norway Merger Sub 2, a subsidiary of FREYR) as applicable, have offered the following or similar terms:

Name	Base Salary per annum	Equity compensation	Bonus potential	Severance benefit
Tom Einar Jensen	NOK6,000,000	850,000 FREYR Performance-Based Options	12 months’ base salary	18 months’ salary
Jan Arve Haugan	NOK5,000,000	100,000 FREYR Options	9 months’ base salary	None
Ryuta Kawaguchi	NOK2,500,000	100,000 FREYR Options	6 months’ base salary	None

(1)	Represents the number of options with a strike price of $10.00.

NON-EMPLOYEE DIRECTOR COMPENSATION

In 2021, our board approved the following yearly cash compensation for non-employee directors.

Cash ($)
Annual director retainer	$100,000
Audit and risk committee chairman annual retainer	$35,000
Compensation committee chairman annual retainer	$25,000
Nomination and corporate governance committee chairman annual retainer	$25,000
Audit and risk committee member annual retainer	$20,000
Compensation committee member annual retainer	$10,000
Nomination and corporate governance committee member annual retainer	$10,000

2021 Director Compensation

The following table lists the compensation earned or paid to our non-employee directors (excluding Mr. Matrai) during 2021 (half of their yearly cash compensation was paid in the first quarter 2022 with the remainder to be paid in the fiscal year 2022):

Name	Fees Earned or Paid in Cash		Stock Awards($)	Option Awards($)	Total
Olaug Svarva	$71,106	(1)	-	-	$71,106
Daniel Barcelo	$60,000		-	-	$60,000
German Curá	$62,500		-	-	$62,500
Monica Tiúba	$67,500		-	-	$67,500
Jeremy Bezdek	$62,500		-	-	$62,500
Mimi Berdal	$55,000		-	-	$55,000

(1)	Includes $6,106 received from FREYR Legacy in July 2021 in connection with consulting services performed while Ms. Olaug was a director nominee of FREYR Battery. The dollar amount was converted for purposes of this disclosure from NOK 52,500 to USD using the exchange rate of 0.1163 as published by Bloomberg on July 2, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities

The following table sets forth information known to us regarding the beneficial ownership of shares of FREYR Ordinary Shares as of March 8, 2022 by:

●	each of FREYR’s current officers and directors;

●	all of our executive officers and directors as a group;

●	each person known by FREYR to be the beneficial owners of more than 5% of the outstanding FREYR Ordinary Shares;

The beneficial ownership percentages set forth in the table below are based on 116,853,504 FREYR Ordinary Shares issued and outstanding as of March 8, 2022. We have deemed FREYR Ordinary Shares subject to warrants and options that are currently exercisable or exercisable within 60 days to be outstanding and to be beneficially owned by the person holding the warrant or option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares
Directors and Named Executive Officers:
Daniel Barcelo(1)(6)	16,937,500	13.37%
Mimi Berdal	-	-
Jeremy Bezdek	-	-
German Curá	-	-
Peter Matrai(2)(6)	5,517,987	4.63%
Torstein Dale Sjøtveit(3)	9,229,568	7.90%
Olaug Svarva(4)	8,951	*
Monica Tiúba	-	-
Tom Einar Jensen(2)	5,417,987	4.57%
Jan Arve Haugan(6)(11)	208,148	*
Ryuta Kawaguchi (6)(12)	184,270	*
All Directors and Executive Officers as a group (nineteen (19) persons)(5)(6)(13)	33,032,192	25.46%
5% Holders:
Alussa Energy Sponsor LLC(1)	16,937,500	13.37%
Certain entities affiliated with Encompass Capital Advisors(7)	11,939,449	10.22%
ATS AS(3)	9,229,568	7.90%
Entities affiliated with Teknovekst NUF(8)	8,390,446	7.18%
Certain entities affiliated with Sylebra Capital Limited(9)	12,705,935	10.87%
Certain entities affiliated with Koch Industries, Inc.(10)	11,500,000	9.84%

*	Represents beneficial ownership of less than 1%.

(1)	Includes 7,187,500 FREYR Ordinary Shares and 9,750,000 FREYR Ordinary Shares subject to warrants, which were exercisable 30 days following the closing of the Business Combination. Daniel Barcelo may be deemed to beneficially own shares held by the Alussa Energy Sponsor LLC (the “Sponsor”) by virtue of his control over the Sponsor, as its managing member. Mr. Barcelo disclaims beneficial ownership of the FREYR Ordinary Shares held by the Sponsor other than to the extent of his pecuniary interest in such shares.

(2)	Includes 3,241,906 FREYR Ordinary Shares and 2,176,081 FREYR Ordinary Shares subject to warrants, which are exercisable within 60 days of March 8, 2022 held by EDGE Global LLC. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global LLC. Each of Mr. Matrai and Mr. Jensen disclaims beneficial ownership of the shares held by EDGE Global LLC except to the extent of his pecuniary interest therein. The business address of EDGE Global LLC is 325 Chestnut Street, Philadelphia, PA 19106.

(3)	These shares are held by ATS AS which is 100% owned by ATS Next AS. Mr. Sjøtveit and his wife are co-owners and Mr. Sjøtveit is a member and his wife is the chair of the board of directors of both ATS AS and ATS Next AS. Mr. Sjøtveit disclaims beneficial ownership of the shares held by ATS Next AS except to the extent of his pecuniary interest therein. The business address of ATS AS is Kleivveien 19 B, 1356, Bekkestua, Norway.

(4)	Includes 8,951 FREYR Ordinary Shares held by Primecon AS. Ms. Svarva and her husband, Jan Helgebostad, are co-owners of Primecon AS. Each of Ms. Svarva and Mr. Helgebostad disclaim beneficial ownership of the shares held by Primecon AS except to the extent of her or his pecuniary interest therein. The address of Primecon AS is Sollerudveien 36, 0283 Oslo.

(5)	Consists of 19,871,328 FREYR Ordinary Shares and 12,878,278 FREYR Ordinary Shares subject to options and warrants granted as of the fiscal year 2021 which are exercisable within 60 days of March 8, 2022. The FREYR Ordinary Shares subject to options and warrants include (i) 554,802 options and (ii) 117,481 warrants granted under the 2019 Plan to FREYR Legacy executives to purchase FREYR Legacy Ordinary Shares. Following the closing of the Business Combination, these options and warrants are fully vested and exercisable for FREYR Ordinary Shares but are subject to contractual lock-ups until May 26, 2023 (with the exception of 32,612 options and 39,158 warrants held by Ryuta Kawaguchi, which are subject to a contractual lock-up until May 26, 2022).

(6)	Following the Second Closing, the Sponsor transferred 100,000 FREYR Private Warrants (as defined herein) to Peter Matrai, a member of the board of directors of FREYR, and 50,000 FREYR Private Warrants to each of Jan Arve Haugan, Steffen Føreid, Ryuta Kawaguchi, Gery Bonduelle, Einar Kilde, Tove Ljungquist, Are Brautaset and Hege Norheim, each members of management of FREYR.

(7)	Includes the Ordinary Shares that may be deemed to be beneficially owned by Encompass Capital Advisors LLC by virtue of its position as the subadvisor to certain funds and the investment manager to certain other funds. Encompass Capital Advisors Partners LLC and Todd Kantor, as the managing member of Encompass Capital Advisors LLC, may be deemed to beneficially own the securities beneficially owned by Encompass Capital Advisors LLC. The address of the foregoing entities is c/o Encompass Capital Advisors LLC, 200 Park Avenue, 11th Floor, New York, NY 10166. The foregoing information is based solely on a Schedule 13G/A filed jointly by Encompass Capital Advisors LLC, Encompass Capital Partners LLC and Todd J. Kantor with the SEC on February 15, 2022.

(8)	Includes 8,390,446 FREYR Ordinary Shares held in the aggregate by Teknovekst Invest AS and Vanir Invest I AS (collectively, “Teknovekst”). Teknovekst NUF (a Norwegian branch of Teknovekst Ltd.), Vanir Invest Holding AS and Mr. Slettemoen share the power to direct the vote and disposition of securities held by Teknovekst Invest AS, and Teknovekst NUF holds more than 66.7% of the economic and voting interests in Teknovekst Invest AS. Teknovekst NUF and Vanir Invest Holding AS share the power to direct the vote and disposition of securities held by Vanir Invest I AS, and Teknovekst NUF holds more than 50.0% of the economic and voting interests in Vanir Invest I AS. Mr. Slettemoen is the sole owner and board member of Teknovekst Ltd. and Vanir Invest Holding AS, and directly or indirectly holds all of the ownership of the entities mentioned in this footnote. The business address of each of the entities and Mr. Slettemoen is Statsråd Ihlens vei 13, 2010, Strømmen, Norway.

(9)	Includes the Ordinary Shares that may be deemed to be beneficially owned by Sylebra Capital Limited by virtue of its position as the investment manager to certain advisory clients. Sylebra Capital Management is the holding company and the parent of Sylebra Capital Limited. Mr. Daniel Patrick Gibson owns 100% of the shares of Sylebra Capital Limited and Sylebra Capital Management. In such capacities, Sylebra Capital Limited, Sylebra Capital Management and Mr. Gibson may be deemed to beneficially own the Ordinary Shares held for certain advisory clients. The address of the foregoing entities is c/o Sylebra Capital Limited, 28 Hennessy Road, Floor 20, Wan Chai, Hong Kong. The foregoing information is based solely on a Schedule 13G/A filed jointly by Sylebra Capital Limited, Sylebra Capital Management and Daniel Patrick Gibson with the SEC on February 11, 2022.

(10)	11,500,000 Ordinary Shares are held by Spring Creek Capital, LLC. SCC Holdings, LLC, incorporated in Delaware, may be deemed to beneficially own the shares held by Spring Creek Capital, LLC, incorporated in Delaware, by virtue of its 100% ownership of Spring Creek Capital, LLC. SCC Holdings, LLC is a subsidiary of Koch Industries, Inc. Koch Industries, Inc. may be deemed to beneficially own these securities by virtue of its indirect ownership of Spring Creek Capital, LLC.

(11)	Includes 149,197 FREYR Ordinary Shares subject to options granted as of the fiscal year 2021, which are fully vested and exercisable within 60 days of March 8, 2022 but subject to a contractual lock-up until May 26, 2023. Initially, these options were originally granted to Mr. Haugan under the 2019 Plan as FREYR Legacy Options to purchase FREYR Legacy Ordinary Shares. Following the closing of the Business Combination, these options are now exercisable for FREYR Battery Ordinary Shares.

(12)	Includes 134,270 FREYR Ordinary Shares subject to options and warrants granted as of the fiscal year 2021, which are exercisable within 60 days of March 8, 2022 but subject to a contractual lock-up until May 26, 2023. Initially, these options and warrants were originally granted to Mr. Kawaguchi under the 2019 Plan as FREYR Legacy Warrants to purchase FREYR Legacy Ordinary Shares. Following the closing of the Business Combination, these warrants are now exercisable for FREYR Battery Ordinary Shares.

Change in Control

As discussed in more detail in Part I, Item 1 of this Form 10-K, on July 9, 2021, Alussa consummated the Business Combination. At the closing of the Business Combination, Pursuant to the terms of the BCA, among other things, (a) FREYR Legacy’s wind farm business was transferred to SVPH, resulting in such business becoming held by FREYR Legacy’s shareholders through SVPH, (b) Alussa merged with and into Cayman Merger Sub, with Alussa continuing as the surviving entity and a wholly owned subsidiary of FREYR Battery, (c) following the First Closing, Alussa distributed all of its interests in Norway Merger Sub 1 to FREYR Battery, (d) FREYR Legacy merged with and into Norway Merger Sub 2, with Norway Merger Sub 2 continuing as the surviving entity, (e) FREYR Battery acquired all preferred shares of Norway Merger Sub 1 (which were issued in exchange for the FREYR Legacy convertible preferred shares as a part of the Norway Merger) from certain former holders of FREYR Legacy preferred shares in exchange for a number of newly issued shares of FREYR Battery and (f) Norway Merger Sub 1 merged with and into FREYR Battery, with FREYR Battery continuing as the surviving entity. In connection with the consummation of the transactions contemplated by the BCA, FREYR Legacy and Alussa became wholly owned subsidiaries of FREYR Battery.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

FREYR Battery Related Person Transaction Policy

FREYR has a formal, written policy, that it is not permitted to enter into a related person transaction with its executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities and any member of the immediate family of or any entities affiliated with any of the foregoing persons, without the prior approval or, in the case of pending or ongoing related person transactions, ratification of the audit and risk committee. For purposes of FREYR’s policy, a related person transaction is a transaction, arrangement or relationship where FREYR was, is or will be involved and in which a related person had, has or will have a direct or indirect material interest.

Certain transactions with related persons, however, are exempted from pre-approval including, but not limited to:

●	compensation of FREYR’s executive officers and directors that is otherwise disclosed in its public filings with the SEC;

●	transactions with another company, other than an acquisition by FREYR of that company, if the only relationship that the related person has with such company is as a non-executive employee, non-executive director or beneficial owner of less than 10% of such company’s equity, provided that the aggregate amount involved in such transaction does not exceed the greater of $1,000,000 or 2% of that company’s total annual revenues and that the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;

●	any charitable contribution, grant or endowment by FREYR to a charitable organization, foundation or university, if the only relationship that the related person with such organization is as a non-executive employee or director, provided that the aggregate amount involved in such transaction does not exceed the greater of $1,000,000 or 2% of such organization’s total annual receipts;

●	any transaction in which the related person’s interest arises solely from beneficially owning the FREYR’s Ordinary Shares if all of FREYR’s shareholders receive the same benefit on a pro-rata basis (e.g., dividends); and

●	any indemnification or advancement of expenses made pursuant to FREYR’s Articles of Association (the “Articles”) or pursuant to any agreement.

No member of the audit and risk committee may participate in any review, consideration or approval of any related person transaction where such member or any of his or her immediate family members is the related person. In approving or rejecting the proposed agreement, our audit and risk committee shall consider the relevant facts and circumstances available and deemed relevant to the audit and risk committee, including, but not limited to:

●	whether the related person transaction is fair to FREYR and on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances;

●	the extent of the related person’s interest in the transaction;

●	whether there are business reasons for FREYR to enter into the related person transaction;

●	whether the related person transaction would impair the independence of a non-employee director, including the ability of any director to serve on the compensation committee of FREYR’s board of directors; and

●	whether the related person transaction would present an improper conflict of interest for any director or executive officer of FREYR, taking into account the size of the transaction, the overall financial position of the director, executive officer or related person, the direct or indirect nature of the director’s, executive officer’s or related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit and Risk Committee deems relevant.

FREYR Legacy’s Related Party Transactions

Issuance of Ordinary Shares

Since January 1, 2018, FREYR Legacy entered into several subscription agreements pursuant to which it agreed to sell, and related persons, entities and their affiliates, agreed to purchase, an aggregate of 133,308,975 FREYR Legacy ordinary shares for an aggregate purchase price of NOK 30,786,904.90 as set forth below.

Shareholder	Number of FREYR Legacy Ordinary Shares	Total Purchase Price
ATS AS(1)	51,060,005	NOK	2,563,125.71
Entities affiliated with Teknovekst NUF(2)	47,688,876	NOK	3,044,844.42
EDGE Global LLC(3)	17,893,427	NOK	178,934.27
Helgeland Invest AS	16,666,667	NOK	25,000,000.50

(1).	ATS AS is a wholly-owned subsidiary of ATS Next AS. Mr. Sjøtveit and his wife are co-owners and Mr. Sjøtveit is a member and his wife is the chair of the board of directors of ATS Next AS. Mr. Sjøtveit disclaims beneficial ownership of the shares held by ATS Next AS except to the extent of his pecuniary interest therein. The business address of ATS AS is Kleivveien 19 B, 1356, Bekkestua, Norway.

(2).	Includes 47,688,876 ordinary shares held of record in the aggregate by Teknovekst Invest AS and Vanir Invest I AS. Teknovekst NUF (a Norwegian branch of Teknovekst Ltd.), Vanir Invest Holding AS and Mr. Slettemoen share the power to direct the vote and disposition of securities held by Teknovekst Invest AS, and Teknovekst NUF holds more than 66.7% of the economic and voting interests in Teknovekst Invest AS. Teknovekst NUF and Vanir Invest Holding AS share the power to direct the vote and disposition of securities held by Vanir Invest I AS, and Teknovekst NUF holds more than 50.0% of the economic and voting interests in Vanir Invest I AS. Mr. Slettemoen is the sole owner and board member of Teknovekst Ltd. and Vanir Invest Holding AS, and directly or indirectly holds all of the ownership of the entities mentioned in this footnote. The business address of each of the entities and Mr. Slettemoen is Statsråd Ihlens vei 13, 2010, Strømmen, Norway.

(3).	Peter Matrai is a member of FREYR’s board of directors and affiliate of EDGE Global LLC. Tom Einar Jensen is Chief Executive Officer of FREYR. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global LLC. The business address of EDGE Global LLC is 325 Chestnut Street, Philadelphia, PA, 19106.

On October 29, 2018 FREYR Legacy entered into a convertible loan agreement for a NOK 100,000 loan with Einar Kilde, currently Executive Vice President Projects of FREYR. The loan and accrued interest converted into 136,095 ordinary shares of FREYR Legacy at a share price of NOK 0.76 on or about July 24, 2020.

On October 29, 2018 FREYR Legacy entered into a convertible loan agreement for a NOK 100,000 loan with Jon Harald Shie Kilde, brother of Einar Kilde. The loan and accrued interest converted into 136,166 ordinary shares of FREYR Legacy at a share price of NOK 0.76, on or about July 24, 2020.

On October 29, 2018 FREYR Legacy entered into a convertible loan agreement for a NOK 500,000 loan with Teknovekst Ltd. The loan and accrued interest converted into 687,240 ordinary shares of FREYR Legacy at a share price of NOK 0.76, on or about July 24, 2020.

On March 9, 2020, FREYR Legacy entered into convertible loan agreements for NOK 2 million loans with each of ATS Next AS, an affiliate of ATS AS, and Teknovekst NUF. Each of the convertible notes had an interest rate of 10% per annum and contained a share-settled redemption feature upon a Qualified Financing Event. A Qualified Financing Event is defined as an event in which investors commit to subscribe for shares for an aggregate consideration of at least EUR 10 million, excluding such notes and notes issued to certain non-related parties around the same time. On July 2, 2020, FREYR Legacy entered into amendments with the lenders specifying that the lenders agreed to waive the right to the 30% conversion price discount in exchange for anti-dilution protection. The loan and accrued interest for ATS Next AS and Teknovekst NUF each converted into 1,377,534 ordinary shares of FREYR Legacy at a share price of NOK 1.50 on or about July 24, 2020, which shares are currently held by ATS AS and affiliates of Teknovekst NUF, respectively. As of December 31, 2020, these notes were not outstanding.

Services Agreements

On March 1, 2019, FREYR Legacy entered into an engagement agreement with EDGE Global, which was amended on September 1, 2020, pursuant to which Tom Einar Jensen and Peter Matrai provided services to FREYR Legacy (the “EDGE Agreement”). EDGE Global is owned 50% by Tom Einar Jensen (through his sole ownership of TEJ Management AS), Chief Executive Officer of FREYR, and 50% by Peter Matrai, a member of FREYR’s board of directors. Pursuant to the EDGE Agreement, Tom Einar Jensen was required to dedicate 90% of his working time to FREYR Legacy and Peter Matrai was required to dedicate 60% of his working time to FREYR Legacy. In exchange for such services, FREYR Legacy paid a monthly fee of $40,000 to EDGE Global and EDGE Global was entitled to certain bonuses to be determined at FREYR’s discretion from time to time. In addition, EDGE was eligible for 30% of FREYR’s targeted management bonus pool of NOK 25 million ($2 million). EDGE Global also received the right to purchase 9,275,429 ordinary shares from each of ATS Next AS and Teknovekst NUF, for an aggregate purchase price of NOK 185,510. Additionally, as compensation for such services, on May 15, 2019, FREYR issued nonqualified warrants to subscribe to 8,315,902 ordinary shares to EDGE Global and on October 6, 2020, FREYR issued 3,838,401 warrants to subscribe to EDGE Global. The EDGE Agreement terminated upon consummation of the Business Combination, and Tom Einar Jensen and Peter Matrai currently have direct engagement with FREYR.

On March 31, 2020, FREYR entered into a Framework Agreement with Metier OEC, which provides for consultancy services to be performed by Metier OEC to FREYR. Jon Harald Schie Kilde is the Chief Executive Officer of Metier OEC and brother of Einar Kilde, Executive Vice President Projects (Chief Operating Officer of FREYR at the time of the contract award). Pricing under this agreement varies from NOK 900 per hour to NOK 2,500 per hour, depending on which personnel at Metier OEC are performing the services. About NOK 6,199,931 was paid to Metier OEC for such services in 2020.

On December 15, 2020, Alussa signed a mandate agreement to engage Pareto Securities as a placement agent. Additionally, on December 18, 2020, Alussa signed a mandate agreement to engage Pareto Securities to be part of the placement group as a capital markets advisor. Andreas Aamodt Kilde is an equity partner at Pareto and son of Einar Kilde, Executive Vice President Projects of FREYR.

Employment Agreements

FREYR and FREYR Legacy (following its merger with Norway Merger Sub 2, a subsidiary of FREYR post-Closing) entered into new executive employee agreements with certain of its executive officers, effective as of the Second Closing. See the section titled “Executive Compensation — Narrative Disclosure to Summary Compensation Table — Agreements with FREYR’s Executive Chairman and Named Executive Officers”. In connection with the Business Combination, certain FREYR Legacy representatives entered into three year non-compete agreements.

Ms. Ann Sjøtveit, the wife of Mr. Torstein Sjøtveit, received approximately $37,000 and $83,000 as total compensation for the fiscal years ended December 31, 2019 and 2020, respectively, for services as Project Director Land Acquisition. Ms. Sjøtveit receives an annualized total compensation of approximately $130,000 in the fiscal year ending December 31, 2021 and, as an employee of FREYR Legacy, she received a transaction bonus of $101,000 in connection with the consummation of the Business Combination. The transaction bonus was determined in accordance with the general principles for allocation approved by the FREYR board for this bonus. Ms. Sjøtveit’s total estimated compensation for the fiscal year ending December 31, 2021 was approximately $232,000.

Ms. Savannah Kilde, the daughter-in-law of Einar Kilde, received an annualized total compensation of approximately $118,000 in the fiscal year ending December 31, 2021, for services as Director Value Chain Optimization. She also received a bonus of $45,000. Ms. Kilde’s total compensation for the fiscal year ending December 31, 2021 was approximately $163,000.

Neither of Ms. Sjøtveit’s nor Ms. Kilde’s employment with FREYR Legacy required review, approval or ratification under FREYR Legacy’s rules of procedure for its board. Employment arrangements with any member of the immediate family of or any entities affiliated with FREYR’s executive officers, directors or holders of more than 5% of any class of FREYR’s voting securities will require prior approval or ratification by FREYR’s audit and risk committee. For further information, see “FREYR Battery Related Person Transactions Policy”.

Non-Employee Director Consulting Agreements

FREYR entered into consulting agreements with certain of its non-employee directors, effective as of the Second Closing. For more information regarding these consulting agreements, see “Executive Compensation — Consulting Agreement with FREYR Director”.

Wind Farm Business

The FREYR Wind Business was transferred to SVPH as a result of the Norwegian Demerger, resulting in such business becoming held by FREYR Legacy’s shareholders through SVPH, mirroring FREYR Legacy’s then ownership structure into that company such that FREYR Legacy security holders in the aggregate hold the same underlying interest in the same underlying business through two companies, FREYR and SVPH.

Effective at the completion of the Norway Demerger, SVPH entered into a right of first refusal agreement with FREYR whereby FREYR was granted a right of first refusal to purchase all or parts of the power production from the Sjonfjellet wind farm project for a period of up to 20 years from the commencement of production. Provided and to the extent FREYR purchases the wind power production from the Sjonfjellet wind farm project, FREYR shall also have a right of first refusal to purchase the related certificates of origin or other derivative rights relating to the wind power production, as well as use the brand “Sjonfjellet” and/or related brand names of SVPH for marketing and business purposes. Effective at the completion of the Norway Demerger, SVPH and FREYR Legacy entered into a management and service agreement whereby, subject to resources being reasonably available and upon reasonable request from the SVPH, FREYR shall during a period of up to two years provide and/or ensure the provision by any of its group companies certain services including (i) financial reporting, controlling, tax, treasury, human resources and other administrative services necessary for operation the SVPH and its business, including management services; (ii) other services related to the operation of the business such as technical services related to providing, interpreting and following-up wind data, as well as the rental of office space; and (iii) such other support and technical services that are reasonably required in order to effectively carry out and grow the business in an effective manner from the moment the Norway Demerger is completed.

Encompass Preferred Shares

In October 2020, following FREYR Legacy’s requests for funding commitments with respect to its operations in the period prior to the completion of the Business Combination, certain funds and/or separate accounts managed by Encompass committed to invest an initial amount of $7.5 million and make available an additional amount of up to $7.5 million (for an aggregate of up to $15 million) in the form of FREYR Legacy Preferred Shares and additional FREYR Legacy warrants, subject to the terms of the Funding Commitment Letter.

Pursuant to the Funding Commitment Letter, certain funds and/or separate accounts managed by Encompass acquired 7,500,000 First Tranche FREYR Legacy Preferred Shares and 92,500,000 Preferred Share Linked Warrants for $7.5 million. On February 16, 2021, FREYR Legacy exercised its right under the Funding Commitment Letter to request additional funding in the aggregate amount of $7.5 million. Accordingly, certain funds and/or separate accounts managed by Encompass subscribed for the 7,500,000 Second Tranche FREYR Legacy Preferred Shares for an additional $7.5 million and canceled the previously issued Preferred Share Linked Warrants in exchange for new 92,500,000 Preferred Share Linked Warrants.

After the implementation of the Norway Demerger and the Norway Merger and prior to the implementation of the Cross-Border Merger, FREYR acquired all preferred shares of Norway Merger Sub 1 (issued in exchange for the FREYR Legacy Preferred Shares as a part of the Norway Merger) from the Company Preferred Share Transferors in exchange for 1,489,500 newly issued shares of FREYR determined as an amount equal to (A) $14,895,000 divided by (B) the PIPE Price. As part of such transaction, the 92,500,000 Norway Merger Sub 1 warrants (issued in exchange for the 92,500,000 Preferred Share Linked Warrants as a part of the Norway Merger) held by the Company Preferred Share Transferors were canceled for no consideration.

On January 29, 2021 Teknovekst Invest AS and Vanir Invest I AS (together, “Teknovekst”), entered into a share exchange agreement (the “Encompass Share Exchange Agreement”) with Encompass Capital Master Fund LP, BEMAP Master Fund Ltd. and Encompass Capital E L Master Fund L.P. (collectively, the “Encompass Funds”), pursuant to which Teknovekst purchased all of the preferred shares in SVPH and warrants to subscribe for ordinary shares in SVPH held by the Encompass Funds or any of its Affiliates (as defined in the Encompass Share Exchange Agreement) in exchange for 120,000 shares in Norway Merger Sub 1, which occurred on the same date as, but following the consummation of the Norway Merger and immediately prior to the Cross-Border Merger.

Secondary Shareholder Transfers

Vanir Invest I AS, ATS Next AS and EDGE Global have entered into a share exchange agreement dated as of January 27, 2021 (the “ATS and EDGE Share Exchange Agreement”), pursuant to which (i)Vanir Invest I AS purchased the shares in SVPH and warrants to subscribe for ordinary shares of SVPH held by ATS Next AS, EDGE Global LLC and each of their Affiliates (as defined in the ATS and EDGE Share Exchange Agreement) in exchange for the transfer of 385,000 shares in Norway Merger Sub 1 and 213,936 shares in Norway Merger Sub 1 to ATS Next AS and EDGE Global, respectively, on the same date as, but following the consummation of, the Norway Merger and immediately prior to the Cross-Border Merger; and (ii) Vanir Invest I AS purchased all of the shares ATS Next AS holds in Njordr AS in exchange for the transfer of 105,888 FREYR Legacy Ordinary Shares. The transfers referenced in item (ii) took place on or about April 27, 2021.

Transactions Related to the Business Combination

Lock-Up Agreements

As of the date of the Business Combination Agreement, certain FREYR shareholders, FREYR and Purchaser Representative entered into Lock-Up Agreements. Pursuant to the Lock-Up Agreement, effective as of the Second Closing Date, and subject to certain limited exceptions (including with respect to the ability of some shareholders to pledge their shares as a part of commercial lending arrangements), the applicable FREYR Legacy Shareholders and the Sponsor agreed not to transfer any FREYR Ordinary Shares (including FREYR Ordinary Shares issued or issuable upon the exercise of FREYR options or warrants exchanged into options or warrants of FREYR), during the period commencing from the Second Closing and ending on the earliest of (a) one (1) year after the Second Closing Date, (b) a date subsequent to the Second Closing Date, if the last sale price of the FREYR Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Second Closing Date and (c) the date on which FREYR completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of FREYR’s shareholders having the right to exchange their FREYR Ordinary Shares for cash, securities or other property. The FREYR Legacy Shareholders who are party to a Lock-Up Agreement shall be permitted to sell a certain number of FREYR Ordinary Shares to settle their tax liabilities.

The Sponsor also agreed not to transfer any FREYR Warrants (or FREYR Ordinary Shares issued or issuable upon the conversion of the FREYR Warrants), until 30 days after the Second Closing.

Registration Rights Agreement

On July 7, 2021, FREYR, FREYR Legacy, the Major Shareholders and the Purchaser Representative entered into a Registration Rights Agreement pursuant to which FREYR agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain FREYR Ordinary Shares and other equity securities of FREYR that are held by the parties thereto from time to time. Under the terms of the Registration Rights Agreement, the Purchaser Representative and the Major Shareholders and Shareholder Representative can demand that FREYR register registrable securities under certain circumstances and have piggyback registration rights for these securities in connection with certain registrations of securities that FREYR undertakes.

Subscription Agreements

On January 29, 2021, Alussa and FREYR entered into the Subscription Agreements with certain investors for the PIPE Investment, pursuant to which FREYR issued and sold to the PIPE Investors $600 million of FREYR Ordinary Shares, at a price of $10.00 per share for which PIPE Investors received 60,000,000 FREYR Ordinary Shares.

The Subscription Agreements provide that, solely with respect to subscriptions by third-party investors, FREYR was required to file with the SEC, within 30 days after the consummation of the transactions contemplated by the Business Combination Agreement, a shelf registration statement covering the resale of the FREYR Ordinary Shares to be issued to any such third-party investor and to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof but no later than the earlier of (i) the 90th day following the filing date thereof if the SEC notifies FREYR that it will “review” such registration statement and (ii) the 10th business day after the date FREYR is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be “reviewed” or will not be subject to further review. This registration statement covering the resale of such FREYR Ordinary Shares was filed with the SEC on August 9, 2021, as amended.

Purchaser Shareholder Irrevocable Undertakings

In connection with the execution of the Business Combination Agreement, Alussa entered into irrevocable undertakings with FREYR Legacy and certain Alussa shareholders holding at least 25% of the Alussa Ordinary Shares as of the date of the Business Combination Agreement (the “Purchaser Shareholder Irrevocable Undertakings”), pursuant to which those Alussa shareholders committed to, among other things, vote in favor of the Purchaser Shareholder Approval Matters at any meeting of Alussa shareholders and take other actions in furtherance of the Purchaser Shareholder Approval Matters until the earlier of (i) the Cayman Effective Time and (ii) the termination of the Business Combination Agreement.

FREYR Shareholder Irrevocable Undertakings

In connection with the execution of the Business Combination Agreement, certain FREYR Legacy Shareholders holding at least 55.76% of FREYR Legacy Ordinary Shares as of the date of the Business Combination Agreement have entered into irrevocable undertakings with FREYR Legacy and Alussa on January 29, 2021 (the “FREYR Shareholder Irrevocable Undertakings”), pursuant to which such shareholders committed to, among other things, vote in favor of the Company Shareholder Approval Matters and take other actions in furtherance of the Purchaser Shareholder Approval Matters until the earlier at any meeting or written resolutions of the shareholders held prior to or on the earlier of (i) the Second Closing and (ii) the termination of the Business Combination Agreement.

Company Preferred Share Acquisition Agreement

Simultaneously with the execution of the Business Combination Agreement, Encompass Capital Master Fund LP, BEMAP Master Fund Ltd. and Encompass Capital E L Master Fund L.P., in each case managed by Encompass (the “Company Preferred Share Transferors”) have entered into the preferred share acquisition agreement (the “Company Preferred Share Acquisition Agreement”) with FREYR, pursuant to which the Company Preferred Share Transferors have transferred, and FREYR has acquired for shares of FREYR all of the preferred shares in Norway Merger Sub 1 held by the Company Preferred Share Transferors at the Second Closing.

Indemnification Agreements

FREYR expects to enter into separate indemnification agreements with its directors and executive officers, in addition to the indemnification provided for in the Articles. These agreements, among other things, require FREYR to indemnify FREYR’s directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of FREYR’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at FREYR’s request. FREYR believes that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in the Articles may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit FREYR and its shareholders. A shareholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

DIRECTOR INDEPENDENCE

The NYSE Listed Company Manual generally defines an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that German Curá, Daniel Barcelo, Olaug Svarva, Monica Tiúba, Jeremy Bezdek and Mimi Berdal are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. FREYR’s independent directors will have regularly scheduled meetings at which only independent directors are present. In addition, FREYR will be subject to the rules of the SEC and the NYSE Listed Company Manual relating to the membership, qualifications, and operations of the Audit and Risk Committee, as discussed above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid Independent Registered Public Accounting Firms

In 2021, the audit and risk committee of our board of directors approved a resolution appointing PricewaterhouseCoopers AS (“PwC”) as the Company’s independent registered public accounting firm to audit (i) FREYR AS’ consolidated financial statements for the fiscal year ended December 31, 2020 and (ii) FREYR Battery’s consolidated financial statements for the fiscal year ended December 31, 2021.

The following table sets forth the aggregate fees and expenses billed to us by our independent registered public accounting firms for fiscal years 2021 and 2020:

	2021	2020
Audit Fees (1)	$820,085	$33,165
Audit Related Fees (2)	$12,219	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$832,304	$33,165

(1).	Audit Fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years, and other fees billed in connection with the Business Combination.

(2).	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3).	Tax fees consist of fees billed for tax consulting services and professional services relating to tax compliance, tax planning, and tax advice.

(4).	Other fees consist of fees billed for advisory services that are not included in the above categories.

Approval of Audit and Permissible Non-Audit Services

Our audit and risk committee charter requires the audit and risk committee to review and approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm. The audit and risk committee will not approve any services that are not permitted by SEC rules.

The audit and risk committee pre-approved all audit and audit related, tax and non-audit related services to be performed for us by our independent registered public accounting firm.

Part IV

Item 15. Exhibit and Financial Statement Schedules

a. The following documents are filed as part of this Annual Report:

1. Financial Statements. The list of consolidated financial statements, and related notes thereto, along with the independent auditors’ report are set forth in Part IV of this Annual Report in the Index to Consolidated Financial Statements and Schedule presented below.

2. Consolidated Financial Statement Schedule. The consolidated financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule presented below. This financial statement schedule should be read in conjunction with the consolidated financial statements and related notes thereto.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits. See Item 15(b) below.

b. Exhibits. The exhibits listed on the Exhibit Index are incorporated by reference into this Item 15(b) and are a part of this Annual Report.

FREYR BATTERY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Exhibit Index

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of January 29, 2021, by and among Alussa, FREYR Legacy, the Sponsor, FREYR Battery, Norway Merger Sub 1, Norway Merger Sub 2, Cayman Merger Sub, the Shareholder Representative and the Major Shareholders (incorporated by reference to Exhibit 2.1 to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
2.2	Plan of Merger (included as Annex C to the proxy statement/prospectus) (incorporated by reference to Exhibit 2.2 to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
3.1	Consolidated Articles of Association of FREYR Battery as of November 26, 2021 (incorporated by reference to Exhibit 3.1 to FREYR Battery’s Current Report on Form 8-K filed with the SEC on December 16, 2021).
4.1	Form of Warrant Agreement between Alussa, FREYR Battery and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).
4.2	Specimen Warrant Certificate of FREYR Battery (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).
4.3*	Description of Securities Registered under Section 12 of the Exchange Act.
10.1	Form of Lock-Up Agreement (incorporated by reference to Annex E of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.2	Form of Registration Rights Agreement (incorporated by reference to Annex F of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.3	Form of Purchaser Shareholder Irrevocable Undertakings (incorporated by reference to Annex H of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.4	Form of FREYR Legacy Shareholder Irrevocable Undertakings (incorporated by reference to Annex I of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.5	Form of Preferred Share Acquisition Agreement (incorporated by reference to Annex J of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.6	Form of Subscription Agreement (incorporated by reference to Annex G of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.7	Engagement Agreement, dated March 1, 2019, by and between FREYR AS and EDGE Global LLC (incorporated by reference to Exhibit 10.1 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.8	Amendment to the March 2019 Engagement Agreement, dated July 1, 2020, by and between FREYR AS and EDGE Global LLC (incorporated by reference to Exhibit 10.2 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.9+	License and Services Agreement, entered into December 15, 2020, between 24M Technologies, Inc. and FREYR AS (incorporated by reference to Exhibit 10.3 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 7, 2021).
10.10+	First Amendment to License and Services Agreement, entered into on January 18, 2021, by and between 24M Technologies, Inc. and FREYR AS (incorporated by reference to Exhibit 10.4 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 7, 2021).
10.11	Letter of Intent between FREYR and Mo Industripark AS, dated November 20, 2020 regarding rental of building and first right of refusal for certain areas (incorporated by reference to Exhibit 10.5 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.12	Amendment No. 1 to Letter of Intent between FREYR and Mo Industripark AS, dated November 20, 2020 regarding rental of building and first right of refusal for certain areas (incorporated by reference to Exhibit 10.13 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
10.13#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Einar Kilde (incorporated by reference to Exhibit 10.6 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 7, 2021).
10.14#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Steffen Føreid (incorporated by reference to Exhibit 10.7 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).
10.15#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Tove Nilsen Ljungquist (incorporated by reference to Exhibit 10.8 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).
10.16#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Ryuta Kawaguchi (incorporated by reference to Exhibit 10.9 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).
10.17#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Are Brautaset (incorporated by reference to Exhibit 10.10 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).
10.18#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Jan Arve Haugan (incorporated by reference to Exhibit 10.11 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).
10.19#	Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Hege Marie Norheim (incorporated by reference to Exhibit 10.12 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).
10.20#	Employment Agreement entered into on May 14, 2021 between FREYR Battery and Gery Bonduelle (incorporated by reference to Exhibit 10.13 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

10.21#	Consultancy Agreement entered into on May 14, 2021 between FREYR Battery and Peter Matrai (incorporated by reference to Exhibit 10.14 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).
10.22#	Executive Chairman Agreement entered into on June 6, 2021 between FREYR Battery and Torstein Dale Sjøtveit (incorporated by reference to Exhibit 10.24 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
10.23#	Employment Agreement entered into on June 6, 2021 between FREYR AS and Tom Einar Jensen (incorporated by reference to Exhibit 10.25 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
10.24#	FREYR AS Incentive Stock Option Plan, dated November 9, 2019 (incorporated by reference to Exhibit 10.14 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.25#	Option agreement by and between FREYR AS and EDGE Global LLC, dated May 15, 2019 (incorporated by reference to Exhibit 10.15 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.26#	Option agreement by and between FREYR AS and Steffen Føreid, dated July 24, 2020 (incorporated by reference to Exhibit 10.16 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.27#	Option agreement by and between FREYR AS and Tove Nilsen Ljungquist, dated September 30, 2020 (incorporated by reference to Exhibit 10.17 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.28#	Option agreement by and between FREYR AS and Jan Arve Haugan, dated December 31, 2020 (incorporated by reference to Exhibit 10.18 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.29#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of FREYR Battery’s Registration Statement on Form S-8 filed with the SEC on December 17, 2021).
10.30	Investment Agreement by and between FREYR AS and Sumisho Metalex Corporation, dated December 4, 2020 (incorporated by reference to Exhibit 10.20 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.31	Warrant Agreement, dated November 25, 2019, by and between Alussa Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of Alussa Energy Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on November 29, 2019).
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers AS, independent registered public accounting firm of FREYR Battery.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information for the period ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Documents filed herewith.
+	Portions of this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
#	Management contract and compensatory plan and arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREYR Battery

Date: March 9, 2022	/s/ Tom Einar Jensen
	Name:	Tom Einar Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2022	/s/ Tom Einar Jensen
	Name:	Tom Einar Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2022	/s/ Steffen Føreid
	Name:	Steffen Føreid
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 9, 2022	/s/ Torstein Dale Sjøtveit
	Name:	Torstein Dale Sjøtveit
	Title:	Executive Chairman

Date: March 9, 2022	/s/ Peter Matrai
	Name:	Peter Matrai
	Title:	Director

Date: March 9, 2022	/s/ Olaug Svarva
	Name:	Olaug Svarva
	Title:	Director

Date: March 9, 2022	/s/ Daniel Barcelo
	Name:	Daniel Barcleo
	Title:	Director

Date: March 9, 2022	/s/ German Gurá
	Name:	German Curá
	Title:	Director

Date: March 9, 2022	/s/ Monica Tiúba
	Name:	Monica Tiúba
	Title:	Director

Date: March 9, 2022	/s/ Jeremy Bezdek
	Name:	Jeremy Bezdek
	Title:	Director

Date: March 9, 2022	/s/ Mimi Berdal
	Name:	Mimi Berdal
	Title:	Director