Form 10-Q
period 2022-03-31
FREYR Battery
filed 2022-05-11
CIK 1844224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40581

FREYR Battery

(Exact name of Registrant as specified in its charter)

Luxembourg	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

412F, route d’Esch, L-2086 Luxembourg

Grand Duchy of Luxembourg

+ 352 46 61 11 3721

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

As of May 4, 2022, the registrant had 116,853,504 ordinary shares, without nominal value, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	Changes adversely affecting the battery industry and the development of existing or new technologies;

●	The effect of the COVID-19 pandemic on our business;

●	The failure of 24M Technologies, Inc. (“24M”) technology or our batteries to perform as expected;

●	Our ability to commercialize 24M and other technology for our licensing business model and business plans;

●	Our ability to manufacture battery cells and to develop and increase our production capacity in a cost-effective manner;

●	The electrification of energy sources does not develop as expected, or develops more slowly than expected;

●	Technological developments in existing technologies or new developments in competitive technologies that could adversely affect the demand for our battery cells;

●	General economic and geopolitical conditions;

●	Increases in the cost of electricity or raw materials and components;

●	Our ability to protect our intellectual property;

●	Changes in applicable laws or regulations, including environmental and export control laws;

●	Our ability to attract and retain key employees;

●	Our ability to execute and realize our business strategy and plans;

ii

●	Our ability to target and retain customers and suppliers;

●	The failure to build our finance infrastructure and improve our accounting systems and controls;

●	Our ability to assert, enforce and otherwise protect against unauthorized use of intellectual property rights licensed from 24M, which could result in our competitors using the intellectual property to offer products;

●	The outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims;

●	Whether and when we might pay dividends;

●	Our ability to source materials from an ethically- and sustainably-sourced supply chain and 24M-qualified suppliers in sufficient quantities;

●	The result of future financing efforts;

●	The cost-competitiveness, carbon footprint, energy density and charge-rates of our batteries;

●	The timing, capacity, configurations and locations of our battery factories and production lines;

●	The planned construction and production dates for the customer qualification plant (“CQP”) and the planned construction period for each of our Gigafactories;

●	The cost to build the CQP and the Gigafactories;

●	Our expectations for our general and administrative expenses;

●	Our expectations about market supply, demand and other dynamics, including the number of industrial-scale battery manufacturing facilities in Norway, supply costs, regulatory developments, increased globalization, and consolidation in the automotive and energy industries;

●	The use and mix of lithium-nickel-manganese-oxide and lithium-iron-phosphate battery chemistries, including shifts in the battery chemistry mix due to conversations with potential customers;

●	The market segments that we will initially target;

●	Whether we will successfully enter into or obtain, and the impact of failing to sign or obtain, customer offtake agreements, necessary consents, other commercial agreements, permits or licenses in a timely manner or at all; and

●	Our ability to enter successful joint venture partnerships and licensing arrangements.

Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FREYR BATTERY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	As of March 31,	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$523,208	$563,956
Restricted cash	1,366	1,671
Prepaid assets	16,191	15,882
Other current assets	11,327	1,282
Total current assets	552,092	582,791
Property and equipment, net	35,265	21,062
Convertible note	20,452	20,231
Equity method investments	2,771	2,938
Operating lease asset	9,447	-
Other long-term assets	11	11
Total assets	$620,038	$627,033
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$4,245	$3,813
Accrued liabilities	26,378	15,065
Accounts payable and accrued liabilities - related party	552	3,316
Deferred income	1,392	1,380
Share-based compensation liability	2,552	2,211
Other current liabilities	2	12
Total current liabilities	35,121	25,797
Warrant liability	57,812	49,124
Operating lease liability	7,860	-
Long-term share-based compensation liability	7,484	6,627
Total liabilities	108,277	81,548
Commitments and contingencies
Shareholders’ equity
Ordinary share capital, no par value, 245,000,000 ordinary shares authorized and 116,853,504 ordinary shares issued and outstanding as of March 31, 2022 and December 31, 2021	116,854	116,854
Additional paid-in capital	534,268	533,418
Accumulated other comprehensive (loss) income	(191)	(524)
Accumulated deficit	(139,170)	(104,263)
Total shareholders’ equity	511,761	545,485
Total liabilities and shareholders’ equity	$620,038	$627,033

See accompanying notes to condensed consolidated financial statements

FREYR BATTERY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and per Share Amounts)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Operating expenses:
General and administrative	$24,614	$9,012
Research and development	2,859	2,907
Equity in losses from investee	167	-
Total operating expenses	27,640	11,919
Loss from operations	(27,640)	(11,919)
Other income (expense):
Warrant liability fair value adjustment	(8,688)	-
Redeemable preferred shares fair value adjustment	-	6
Convertible note fair value adjustment	221	-
Interest income	35	6
Interest expense	(20)	-
Foreign currency transaction (loss) gain	(331)	20
Other income, net	1,516	-
Total other income (expense)	(7,267)	32
Loss before income taxes	(34,907)	(11,887)
Income tax expense	-	-
Net loss	(34,907)	(11,887)

Other comprehensive income (loss):
Foreign currency translation adjustments	333	57
Total comprehensive loss	$(34,574)	$(11,830)

Basic and diluted weighted-average ordinary shares outstanding	116,853,504	37,452,359
Basic and diluted net loss attributable to ordinary shareholders	$(0.30)	$(0.32)

See accompanying notes to condensed consolidated financial statements

FREYR BATTERY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

(Unaudited)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of January 1, 2021	37,452,359	$-	$15,183	$658	$(10,885)	$4,956
Share-based compensation expense	-	-	4,617	-	-	4,617
Net loss	-	-	-	-	(11,887)	(11,887)
Other comprehensive income	-	-	-	57	-	57
Balance as of March 31, 2021	37,452,359	$-	$19,800	$715	$(22,772)	$(2,257)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	116,853,504	$116,854	$533,418	$(524)	$(104,263)	$545,485
Share-based compensation expense	-	-	850	-	-	850
Net loss	-	-	-	-	(34,907)	(34,907)
Other comprehensive income	-	-	-	333		333
Balance as of March 31, 2022	116,853,504	116,854	534,268	(191)	(139,170)	511,761

See accompanying notes to condensed consolidated financial statements

FREYR BATTERY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(34,907)	$(11,887)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	2,047	4,161
Depreciation	92	10
Redeemable preferred shares fair value adjustment	-	(6)
Reduction in the carrying amount of lease assets	285	-
Warrant liability fair value adjustment	8,688	-
Convertible note fair value adjustment	(221)
Equity in losses from investee	167	-
Other	-	(33)
Changes in assets and liabilities:
Prepaid assets	(181)	(1,545)
Other current assets	(4,667)	247
Accounts payable and accrued liabilities	(1,435)	1,128
Accounts payable and accrued liabilities - related party	217	159
Other current liabilities	(10)	-
Deferred income	-	1,374
Operating lease liability	(210)	-
Net cash used in operating activities	(30,135)	(6,392)
Cash flows from investing activities
Purchases of property and equipment	(7,932)	(42)
Investments in equity method investee	(3,000)	-
Purchases of other long-term assets	-	(12)
Net cash used in investing activities	(10,932)	(54)
Cash flows from financing activities
Proceeds from issuance of redeemable preferred shares	-	7,500
Net cash provided by financing activities	-	7,500
Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	14	49
Net increase (decrease) in cash, cash equivalents, and restricted cash	(41,053)	1,103
Cash, cash equivalents, and restricted cash at beginning of period	565,627	14,945
Cash, cash equivalents, and restricted cash at end of period	$524,574	$16,048

Significant noncash investing and financing activities
Accrued purchases of property and equipment	$11,289	$-

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$523,208	$15,768
Restricted cash	1,366	280
Cash, cash equivalents, and restricted cash	$524,574	$16,048

See accompanying notes to condensed consolidated financial statements

1. Business and Basis of Presentation

Description of the Business

FREYR Battery (“FREYR,” the “Company”, “we”, or “us”) is a battery manufacturing company. We are in the initial design and testing phase related to our battery production and have yet to bring a completed product to market.

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

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Alussa was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the following factors: (i) FREYR Legacy’s existing operations comprised the ongoing operations of the combined company, (ii) FREYR Legacy’s senior management comprised the senior management of the combined company and (iii) no shareholder had control of the board of directors or a majority voting interest in the combined company. In accordance with guidance applicable to these circumstances, the Business Combination was treated as the equivalent of FREYR issuing shares for the net assets of Alussa, accompanied by a recapitalization. The net assets of Alussa were stated at historical cost, with no goodwill or other intangible assets recorded.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of FREYR and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current year’s presentation in the condensed consolidated financial statements and the accompanying notes. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of the date of this report, our existing cash resources, which were primarily provided as a result of the business combination, are sufficient to support planned operations for the next 12 months. As a result, management believes that our existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those critical accounting estimates related to the valuation of share-based compensation, our valuation of warrant liability and our valuation of the convertible note (the “Convertible Note”). We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Unaudited Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the interim condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the interim condensed consolidated statements of shareholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period. Although the consolidated balance sheet as of December 31, 2021 was derived from the audited annual consolidated financial statements as of December 31, 2021, these interim condensed consolidated financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s annual financial statements for the fiscal year ended December 31, 2021.

Restricted Cash

Restricted cash consists of funds held in a restricted account for payment of upfront rental lease deposits and income tax withholdings to the Norwegian government, payable every other month.

Leases

We determine if an arrangement is a lease at inception. For leases with a lease term greater than 12 months, right of use assets and lease liabilities are recognized on the consolidated balance sheets at the commencement date based on the present value of the remaining fixed lease payments and includes only payments that are fixed and determinable at the time of commencement. Our lease agreements may also contain variable payments such as common area maintenance, insurance, payments affected by a price index or other costs. Such variable lease payments are expensed as incurred.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located.

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. When determining the probability of exercising such options, we consider contract-based, asset-based, entity-based, and market-based factors.

Operating lease expense (excluding variable lease costs) is recognized on a straight-line basis over the lease term.

Adoption of Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve the consistent application. We adopted this guidance as of January 1, 2022. Adoption of the standard did not have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted this guidance as of January 1, 2022, on a modified retrospective basis and thus did not restate comparative periods. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effective for those periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist before the adoption of the new standard. We also elected to combine lease and non-lease components for all classes of assets and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

Our right-of-use assets and corresponding lease liabilities for operating lease liabilities at adoption were $9.9 million. There was no change to accumulated deficit as a result of adoption and the implementation of this standard has not caused a material change in the Company’s operating expenses.

3. Business Combination

As discussed in Note 1 - Business and Basis of Presentation, we completed the Business Combination on July 9, 2021. Immediately before the closing of the Business Combination, all outstanding redeemable preferred shares of FREYR Legacy were converted into ordinary shares of FREYR. Upon the consummation of the Business Combination, each share of FREYR Legacy issued and outstanding was canceled and converted into the right to receive 0.179038 ordinary shares in FREYR (the “Exchange Ratio”).

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Alussa was treated as the “acquired” company for financial reporting purposes. See Note 1 - Business and Basis of Presentation for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of FREYR issuing shares for the net assets of Alussa, accompanied by a recapitalization. The net assets of Alussa were stated at historical cost, with no goodwill or other intangible assets recorded.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Office equipment	$1,639	$1,180
Less: Accumulated depreciation	(230)	(135)
Construction in progress	33,856	20,017
Property and equipment, net	$35,265	$21,062

Construction in progress primarily includes costs related to the construction of the CQP in Mo i Rana, Norway and the related production equipment.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Accrued purchases	$15,219	$8,165
Accrued payroll and payroll related expenses	7,173	6,476
Operating lease liabilities (Note 6)	1,784	-
Accrued other operating costs	2,202	424
Total accrued liabilities	$26,378	$15,065

6. Leases

We currently lease our corporate headquarters, CQP as well as other properties. Our leases have remaining lease terms up to 10 years, some of which include options to extend the leases and some of which include options to terminate the leases at our sole discretion. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. As of March 31, 2022, all of our leases are operating leases.

The components of lease liabilities included in our condensed consolidated balance sheet consisted of the following (in thousands):

As of March 31, 2022
Liabilities:
Accrued liabilities (Note 5)	1,784
Operating lease liability	7,860
Total lease liabilities	$9,644

Components of lease expense were as follows (in thousands):

For the three months ended March 31, 2022
Operating lease cost	476
Variable lease cost	28
Short-term lease cost	-
Total lease cost	$504

The remaining minimum lease payments due on our long-term leases are as follows (in thousands):

As of March 31, 2022
For the remainder of 2022	$1,365
2023	1,708
2024	1,699
2025	1,755
2026	1,755
Thereafter	3,852
Total undiscounted lease payments	12,135
Less: Imputed interest	2,491
Present value of lease liabilities	$9,644

As of March 31, 2022, we have entered into one new lease for the land of Gigafactory 1&2 in Mo i Rana, Norway that has not yet commenced with future lease payments of $0.3 million annually that are not reflected in the table above. The lease is expected to commence in 2022 with a term of 50 years plus optional extension periods at the Company’s discretion. Before the Company reaches its final investment decision for Gigafactory 1&2, the lease is cancellable at the Company’s option.

Weighted average remaining lease term and discount rate are as follows:

As of March 31, 2022
Weighted-average remaining lease term (in years)	7.1
Weighted-average discount rate	6.6%

Supplemental cash flow information related to leases were as follows (in thousands):

For the three months ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$402
Lease liabilities arising from obtaining right of use assets	$9,855

7. Commitments and Contingencies

Legal Proceedings

From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events. Management believes that any liability of ours that may arise out of or with respect to these matters will not materially, adversely affect our condensed consolidated financial position, results of operations, or liquidity.

8. Warrants

As of March 31, 2022, we have 24,625,000 warrants outstanding. As part of the Business Combination, as described in Note 3 - Business Combination, the 14,375,000 public warrants of Alussa were each exchanged for one public warrant in FREYR (the “Public Warrants”) and the 10,250,000 private warrants of Alussa were each exchanged for one private warrant in FREYR (the “Private Warrants”). The Public and Private Warrants (collectively, “Warrants”) are subject to the terms and conditions of the warrant agreement entered into between Alussa, Continental Stock Transfer & Trust Company and FREYR (the “Amended and Restated Warrant Agreement”).

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

We determined that the Public Warrants are equity classified as they are indexed to our ordinary shares and qualify for classification within shareholders’ equity. As such, the Public Warrants are presented within additional paid-in capital on the condensed consolidated balance sheets herein. However, we determined that the Private Warrants are not considered indexed to our ordinary shares as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented within warrant liability on the condensed consolidated balance sheets herein. See Note 9 - Fair Value Measurement for further details.

9. Fair Value Measurement

The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and liabilities at fair value on a recurring basis according to the valuation techniques we use to determine their fair value (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Convertible Note	$-	$-	$20,452	$20,452
Total	$-	$-	$20,452	$20,452
Liabilities
Warrant Liabilities	$-	$-	$57,812	$57,812
Total	$-	$-	$57,812	$57,812

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Convertible Note	$-	$-	$20,231	$20,231
Total	$-	$-	$20,231	$20,231
Liabilities
Warrant Liabilities	$-	$-	$49,124	$49,124
Total	$-	$-	$49,124	$49,124

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

We measured our Private Warrants and the Convertible Note as of March 31, 2022 and December 31, 2021 at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the Private Warrants and the Convertible Note used assumptions and estimates that we believed would be made by a market participant in making the same valuation. Changes in the fair value of the Private Warrants related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the Convertible Note related to updated assumptions and estimates were recognized as a convertible note fair value adjustment within the condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2022 and December 31, 2021, the carrying value of all other financial assets and liabilities approximated their respective fair values.

Private Warrants

The Private Warrants outstanding on March 31, 2022 and December 31, 2021, were valued using the Black-Scholes-Merton option pricing model. See Note 8 - Warrants above for further detail. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants as of March 31, 2022 and December 31, 2021, required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Treasury Rates, which was commensurate with the contractual terms of the Private Warrants, which expire on the earlier of (i) five years after the completion of the Business Combination or July 9, 2026 and (ii) redemption or liquidation. An increase in the risk-free interest rate, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.

●	The expected term was determined to be 4.28 and 4.53 years as of March 31, 2022 and December 31, 2021, respectively, given the expiration of the Private Warrants as noted above. An increase in the expected term, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly traded companies as determined based on the size and industry. An increase in expected volatility, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.

Using this approach, an exercise price of $11.50 and a share price of $12.26 and $11.18, we determined that the fair value of the Private Warrants was $57.8 million and $49.1 million as of March 31, 2022 and December 31, 2021, respectively.

Convertible Note

As of March 31, 2022 and December 31, 2021, we had an investment in a convertible note from 24M that was fair valued pursuant to the election of the fair value option under ASC 825, Financial Instruments. See Note 14 - Convertible Note for further detail. The Company considers this to provide a more accurate reflection of the current economic environment of the instrument. The Convertible Note was valued using a scenario-based framework. This analysis assumed various scenarios that were weighted based on the likelihood of occurrence. Within each scenario, an income approach, specifically the discounted cash flow approach, was utilized based on the expected payoffs upon the event, the discount rate and the expected timing and then the expected probability of occurrence was applied, all of which management determined were significant assumptions. Using this approach, we determined that the fair value of the Convertible Note as of March 31, 2022 and December 31, 2021 was $20.4 million and $20.2 million, respectively. We noted that a change in the expected payoffs, discount rate, timing, or expected probability would result in a change to the fair value ascribed to the Convertible Note. For the three months ended March 31, 2022 and 2021, the total change in fair value of the Convertible Note, including interest income, of $0.2 million and nil, respectively was recognized as a convertible note fair value adjustment within the condensed consolidated statement of operations and comprehensive loss.

Redeemable Preferred Shares

On November 11, 2020, 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 71.5 million ($7.5 million) to two affiliates of Alussa in exchange for a cash contribution of $7.5 million (the “Preferred Share Preference Amount”). Concurrently, FREYR Legacy issued 92,500,000 warrants that were subscribed together with the redeemable preferred shares and considered an embedded feature as they were not separately exercisable. On February 16, 2021, an additional 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 64.1 million ($7.5 million) to three affiliates of Alussa in exchange for a Preferred Share Preference Amount of $7.5 million. As part of the Business Combination and after the Norway demerger, the FREYR Legacy preferred shares were repurchased by FREYR at an adjusted Preferred Share Preference Amount of $14.9 million and the holders received 1,489,500 ordinary shares of FREYR. Before settlement, the preferred shares were valued using a scenario-based framework. Within each scenario, an income approach, specifically the discounted cash flow approach, was utilized based on the expected payoffs upon the conversion or redemption event, the estimated yield and the expected probability of occurrence, which we determined was a significant assumption. Prior to settlement, changes in the fair value of the redeemable preferred shares related to updated assumptions and estimates were recognized as a redeemable preferred shares fair value adjustment within the consolidated statements of operations and comprehensive loss.

The following table presents changes in the Level 3 instruments measured at fair value for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	For the three months ended March 31, 2022
	Asset	Liability
	Convertible Note	Private Warrants	Redeemable preferred shares
Balance (beginning of period)	$20,231	$49,124	$-
Additions	-	-	-
Fair value measurement adjustments	221	8,688	-
Foreign currency exchange effects	-	-	-
Settlements	-	-	-
Balance (end of period)	$20,452	$57,812	$-

	For the three months ended March 31, 2021
	Asset	Liability
	Convertible Note	Private Warrants	Redeemable preferred shares
Balance (beginning of period)	$-	$-	$7,574
Additions	-	-	7,500
Fair value measurement adjustments	-	-	(6)
Foreign currency exchange effects	-	-	1
Balance (end of period)	$-	$-	$15,069

10. Shareholders’ Equity (Deficit)

Ordinary Shares

As of March 31, 2022, 245,000,000 ordinary shares without par value were authorized. Holders of ordinary shares are entitled to receive dividends when, as, and if, declared by our Board of Directors. As of March 31, 2022, we have not declared any dividends. The holder of each ordinary share is entitled to one vote per share. As of March 31, 2022, there were 116,853,504 ordinary shares outstanding.

Employee Awards - 2019 Plan

FREYR Legacy had an Incentive Stock Option Plan (the “2019 Plan”) issued on September 11, 2019. According to the 2019 Plan, options or warrants could be granted to eligible employees, and a total of 895,190 ordinary shares could be issued. On December 1, 2020, the board of directors approved to increase the number of ordinary shares to be issued under the 2019 Plan by 895,190 ordinary shares.

As a result of the consummation of the Business Combination on July 9, 2021, the stock options and warrants and performance stock options and warrants already granted or earmarked for an employee’s first year of employment vested immediately. As such, on July 9, 2021, share-based compensation was recognized for the remaining unrecognized fair value of the employee awards. Effective as of the close of the Business Combination, the 2019 Plan was modified to require cash-settlement after a lock-up period of either (i) one year for all non-executive employees or (ii) two years for all executive employees. Share-based compensation expense, inclusive of the changes to the fair value of the share-based compensation liability, is recognized separately in general and administrative expense and research and development expense within the consolidated statements of operations and comprehensive loss.

The following table sets forth the activity relating to the employee options and warrants outstanding under the 2019 Plan for the three months ended March 31, 2022 (aggregate intrinsic value in thousands):

For the Three Months Ended March 31, 2022	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Awards outstanding at beginning of period	1,007,884	$2.81
Awards granted	-	-
Awards forfeited	-	-
Awards outstanding at end of period	1,007,884	$2.81	3.46	$9,523
Awards exercisable at end of period	1,007,884	$2.81	3.46	$9,523

Compensation expense recorded for the employee awards in general and administrative for the three months ended March 31, 2022 and 2021 was $1.1 million and $0.4 million, respectively. Compensation expense recorded for the employee awards in research and development for the three months ended March 31, 2022 and 2021 was $0.1 million and nil, respectively. As of March 31, 2022, all employee awards were vested.

Employee Awards - 2021 Plan

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

All options granted were determined to vest annually in equal thirds and can be exercised up to five years after the grant date. There are no performance or market conditions for vesting.

The following table sets forth the activity relating to the employee options outstanding under the 2021 LTIP for the three months ended March 31, 2022 (aggregate intrinsic value in thousands):

For the Three Months Ended March 31, 2022	Number	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Awards outstanding at beginning of period	2,101,972	$10.05
Awards granted	-	$-
Awards forfeited	20,725	$10.05
Awards outstanding at end of period	2,081,247	$10.05	4.49	$4,600
Awards exercisable at end of period	-	$-	-	$-

Compensation expense recorded for the employee awards in general and administrative for the three months ended March 31, 2022 and 2021 was $0.7 million and nil, respectively. Compensation expense recorded for the employee awards in research and development for the three months ended March 31, 2022 and 2021 was less than $0.1 million and nil, respectively. As of March 31, 2022, unrecognized compensation expense related to non-vested share-based compensation arrangements was $6.1 million. The expense is expected to be fully recognized over 2.7 years.

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

The CEO Option Awards were determined to be granted on July 13, 2021. Compensation cost is recognized if we conclude that it is probable that the performance condition will be achieved. Compensation expense recorded for the CEO option awards in general and administrative for the three months ended March 31, 2022 and 2021 was $0.1 million and nil, respectively

Nonemployee Awards — Related Party

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

On September 1, 2020, FREYR Legacy amended the 2019 EDGE Agreement, effective as of July 1, 2020 (the “2020 EDGE Agreement”). Under the 2020 EDGE Agreement, FREYR Legacy agreed to issue an additional 687,219 warrants to EDGE. The warrants will vest over an eighteen-month graded vesting period and expire on September 30, 2025. Each warrant provided the right to subscribe for one new ordinary share of FREYR Legacy with a subscription price of $0.99 per share. On September 25, 2020, the board approved the modification of the subscription price to be $1.22 per share. Upon the consummation of the Business Combination, all unvested awards vested immediately.

Compensation expense recorded for the three months ended March 31, 2022 and 2021 for the warrants was nil and $0.1 million, respectively. As of March 31, 2022, all compensation expense for the warrants was recognized. No warrants were exercised for the period ended for the three months ended March 31, 2022 and 2021.

11. Government Grants

On February 12, 2021, we were awarded a grant of NOK 39.0 million ($4.6 million based on NOK/USD exchange rate at the time of the transaction) for research, development and innovation in environmental technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and intellectual property, patents and licenses. The grant is paid out in three installments based on meeting certain milestones in the agreement, in which the last milestone is payable after the final project report is approved. The grant is subject to meeting certain business size thresholds and conditions, such as documenting and supporting costs incurred, obtaining a third-party attestation of our related records and implementing policies that demonstrate good corporate governance. For the portion of any grant received for which costs have not yet been either incurred or supported through the appropriate documentation, we recognize deferred income in the condensed consolidated balance sheets. The first milestone of 30% and the second milestone of 50% were met during 2021 and payment was received. However, as of March 31, 2022, the appropriate documentation of the financing of project costs and third-party attestation had only occurred for the second milestone. As such, as of March 31, 2022 and December 31, 2021, we recognized $1.3 million as deferred income within the condensed consolidated balance sheet. For the three months ended March 31, 2022 and 2021, no other income was recognized within the condensed consolidated statements of operations and comprehensive loss.

On March 1, 2021, we were awarded a grant of NOK 142 million ($16.5 million based on NOK/USD exchange rate at the time of the transaction) for the development and construction of the pilot plant in Mo i Rana, Norway. The grant was awarded to assist with the costs incurred associated with the pilot plant including research and development, general and administrative, and construction in progress. The grant is paid in arrears upon request based on progress and accounting reports with the last milestone becoming payable after the final project report is approved. The grant is subject to achieving successful financing of the pilot plant and other conditions, such as documenting and supporting costs incurred and obtaining a third-party attestation of our related records. As of March 31, 2022, we satisfied the requirements for an initial payment of $6.7 million of which $1.4 million related to costs which were expensed and were recognized as other income and $5.3 million related to costs which were capitalized and were recognized as a reduction of the carrying amount of the CQP’s construction in progress.

12. Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the three months ended March 31, 2022 and 2021 as the Company continues to maintain a valuation allowance against its deferred tax assets.

13. Related Party Transactions

EDGE Agreements

The 2020 EDGE Agreement provided that FREYR Legacy should pay EDGE a monthly retainer fee. See Note 10 - Shareholders’ Equity (Deficit) for further discussion on the warrant agreements between FREYR Legacy and EDGE. Furthermore, FREYR Legacy agreed to make certain milestone payments to EDGE based on the closing of certain additional financing rounds as defined within the 2020 EDGE Agreement. On January 18, 2021, the board resolved to terminate the 2020 EDGE Agreement and enter into an employment contract with the continuing CEO and a consulting contract with the prior Chief Commercial Officer, subject to the closing of the Business Combination. See below for further detail on the consulting agreement with the prior Chief Commercial Officer.

The expenses incurred in relation to the consulting services provided for the three months ended March 31, 2022 and 2021 were nil and $0.1 million, respectively. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. There was no unpaid amount in accounts payable and accrued liabilities - related party as of March 31, 2022 and December 31, 2021.

Consulting Agreement

Concurrent with the consummation of the Business Combination, we agreed to a consulting agreement with the prior Chief Commercial Officer and current member of the board of directors. Per the consulting agreement, the consultant will provide services related to scaling sustainable energy storage, as well as any other services requested by us, for a term of three years. During this term, we will pay the consultant an annual fee of $0.4 million. Per the agreement, the consultant is also entitled to participate in our benefit plans made available to our senior executives. The expenses incurred for consulting services for the three months ended March 31, 2022 and 2021 were $0.2 million and nil, respectively. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of less than $0.1 million was recognized in accounts payable and accrued liabilities - related party as of March 31, 2022 and December 31, 2021.

Metier

In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier OEC is the brother of our current Executive Vice President Projects. The expenses incurred for consulting services for the three months ended March 31, 2022 and 2021 were $1.2 million. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of $0.5 million and $0.3 million was recognized in accounts payable and accrued liabilities - related party as of March 31, 2022 and December 3 1, 2021, respectively.

Equity Method Investment

We hold a 50% common stock ownership in FREYR Battery KSP JV, LLC (“FREYR KSP JV”) that is accounted for under the equity method. FREYR along with Koch Strategic Platforms, who also holds 50% common stock ownership, formed FREYR KSP JV in October 2021 to advance the development of clean battery cell manufacturing in the United States. As part of this agreement, both parties agreed to contribute $3.0 million for the initial costs related to developing the first gigafactory to project concept selection. Project concept selection remains under development as of March 31, 2022. The initial capital contributions by both parties were made in January 2022. FREYR KSP JV reported a net loss of $0.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2022, we incurred $0.1 million of expenses on behalf of FREYR KSP JV and the unpaid amount of less than $0.1 million was recognized as other receivables as of March 31, 2022.

14. Convertible Note

On October 8, 2021, we invested $20.0 million in an unsecured convertible note from 24M, our battery platform technology licensor for our current planned facilities in Norway. The Convertible Note matures on October 8, 2024. The Convertible Note carries an annual interest rate of 5% and is convertible into common stock or preferred stock at our option beginning on October 8, 2023 or automatically upon a qualified initial public offering or direct listing in excess of our conversion price. Additionally, the Convertible Note contains a change of control provision that would result in repayment of 1.75x the note’s original investment value plus any accrued interest. We have elected to account for the Convertible Note using the fair value option. See Note 9 - Fair Value Measurement for details on the valuation methodology.

15. Net Loss Per Share

The Company’s basic net loss per share attributable to ordinary shareholders for the three months ended March 31, 2022 was computed by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding. For the three months ended March 31, 2021, we computed net loss per share using the two-class method required for participating securities. Under the two-class method, undistributed earnings for the period are allocated to participating securities, including the redeemable preferred shares that were settled as part of the Business Combination, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there was no contractual obligation for the redeemable preferred shares to share in losses, our basic net loss per share attributable to ordinary shareholders for the three months ended March 31, 2021, was computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding. No dividends were declared or paid for the three months ended March 31, 2022 and 2021.

Diluted net loss per share attributable to ordinary shareholders adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the three months ended March 31, 2022 and 2021, the treasury stock method was used to assess our warrants and share-based payment awards while the if-converted method was used to assess our redeemable preferred shares; however, no instrument was determined to have a dilutive effect.

The following table sets forth the computation of our basic and diluted net loss per share attributable to ordinary shareholders for three months ended March 31, 2022 and 2021 (amounts in thousands, except share and per share amounts):

	For the three months ended March 31,
	2022	2021
Numerator:
Net loss attributable to ordinary shareholders - basic and diluted	$(34,907)	$(11,887)
Denominator:
Weighted average ordinary shares outstanding - basic and diluted	116,853,504	37,452,359
Net loss per ordinary share:
Basic and diluted	$(0.30)	$(0.32)

The following table discloses the outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive:

	As of March 31,
	2022	2021
EDGE warrants	2,176,081	2,176,081
Other nonemployee warrants	-	413,313
Employee awards	2,081,247	950,667
CEO awards	94,444	-
Share-based compensation liability	1,007,884	-
Private Warrants	10,250,000	-
Public Warrants	14,375,000	-
Redeemable preferred shares	-	15,000,000
Total	29,984,656	18,540,061

For the three months ended March 31, 2022, the Company excluded 755,556 of the total 850,000 CEO Option Awards, as it is not yet probable that the performance conditions for these options will be achieved.

ITEM 2. FREYR BATTERY’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “FREYR Battery’s Management’s Discussion and Analysis” of FREYR Battery’s results operations and financial condition should be read in conjunction with the historical audited annual consolidated financial statements as of and for the year ended December 31, 2021 and the unaudited interim condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, and the related respective notes, which are included elsewhere in this Report. The financial information contained herein is taken or derived from such audited annual consolidated financial statements and unaudited interim condensed consolidated financial statements, unless otherwise indicated. The following discussion contains forward-looking statements. FREYR Battery’s actual results could differ materially from those that are discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Report, particularly under “Risk Factors.” Unless the context otherwise requires, all references in this section to “FREYR” refer to FREYR Legacy prior to the closing of the Business Combination and to FREYR Battery following the closing of the Business Combination.

Overview

Our mission and vision are to accelerate the decarbonization of the transportation sector and energy systems by delivering some of the world’s cleanest and most cost-effective batteries. We aim to produce some of the most cost-competitive batteries with the lowest carbon footprints, which could further support the acceleration of the energy transition. Following the investment decision of the CQP, construction work is ongoing in Mo i Rana, Norway. The CQP production line will be based on our in-licensed technology from 24M. As of March 31, 2022, we have not derived revenue from our principal business activities. We will initially target energy storage systems (“ESS”), marine applications, commercial vehicles and electric vehicles (“EV”) with slower charge requirements, and then plan to target additional markets, including consumer EVs, through both the joint venture model and through the licensing model. We plan to produce faster charge battery cells for the broader consumer EV segment through the 24M platforms, as well as through the joint venture business model and potentially additional licensing partnerships.

We expect our capital and operating expenditures to increase significantly in connection with our ongoing activities and to prepare for growth, as we:

●	construct manufacturing facilities and purchase related equipment;

●	commercialize products;

●	continue to invest in technology;

●	maintain and improve operational, financial, and management information systems;

●	hire additional personnel;

●	operate as a public company.

Recent Developments

●	Signed a Head of Terms agreement to pursue a Joint Venture (“JV”) with Aleees to establish an LFP cathode plant in the Nordic region. The joint venture partners will seek to commence production in 2024, coinciding with the anticipated ramp-up of operations from FREYR’s first Gigafactory in Mo i Rana, Norway.

●	Announced our signing of UN Global Compact principles of human rights, labor, environment, and anti-corruption.
●

Appointed Oscar K. Brown as FREYR’s Group Chief Financial Officer, effective on April 4, 2022. Mr. Brown comes with more than 30 years of energy industry experience, having most recently been Senior Vice President of Strategy, Business Development and Supply Chain for Occidental Petroleum Corporation.

●	Entered into a conditional power purchase agreement (“PPA”) to secure access to clean and renewable electricity through hydropower following the commencement of production in Gigafactory 1&2. The PPA is conditional upon FREYR taking a final investment decision on Gigafactory 1&2.

Comparability of Financial Information

Our results of operations and reported assets and liabilities may not be comparable between periods as a result of the Business Combination and becoming a public company. As a result of the Business Combination, we became a New York Stock Exchange (“NYSE”) listed company, which has required and will continue to require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.

Key Factors Affecting Operating Results

We believe our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Report titled “Risk Factors.”

Components of Results of Operations

Operating Expenses

General and administrative

General and administrative expense consists of personnel and personnel-related expenses, including share-based compensation of our executives and employees, fees paid for contractors and consultants assisting with growing the business and developing the battery factories, office space related costs, travel costs, public relations costs, legal and accounting fees for professional and contract services, as well as depreciation expense. We expect general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the Securities and Exchange Commission, additional legal, audit, and insurance expenses, investor relations activities, and other administrative and professional services.

Research and development (“R&D”)

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

Other income (expense)

Other income (expense) primarily consists of the fair value adjustments on our warrant liability, convertible note, and redeemable preferred shares, interest income and expense, net foreign currency transaction gains and losses, and grant proceeds received.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth FREYR Battery’s condensed consolidated results of operations data for the periods presented (in thousands, except percentages):

	For the three months ended
	March 31,		Change	Change
	2022	2021	($)	(%)
Operating expenses:
General and administrative	$24,614	$9,012	$15,602	173%
Research and development	2,859	2,907	(48)	-2%
Equity in losses from investee	167	-	167	NM (1)
Total operating expenses	27,640	11,919	15,721	132%
Loss from operations	(27,640)	(11,919)	(15,721)	132%
Other income (expense)	(7,267)	32	(7,299)	NM (1)
Loss before income taxes	(34,907)	(11,887)	(23,020)	194%
Income tax expense	-	-	-	0%
Net loss	$(34,907)	$(11,887)	$(23,020)	194%

(1)	NM = Not meaningful

Operating expenses

General and administrative

General and administrative expenses increased by $15.6 million or 173%, to $24.6 million for the three months ended March 31, 2022, from $9.0 million for the three months ended March 31, 2021. General and administrative expenses increased primarily due to an increase of $12.4 million related to growth in professional services, general corporate expenses, and travel. Additionally, there was an increase of compensation costs of $6.5 million resulting from a higher headcount and share based compensation costs. These increases were partially offset by a decrease in non-employee share-based compensation costs of $3.7 million recognized in the prior year.

Equity in losses from investee

Equity in losses from investee of $0.2 million were recognized for the three months ended March 31, 2022. There was no equity in losses from investee for the three months ended March 31, 2021.

Other income (expense)

Other income (expense) changed by $7.3 million to a loss of $7.3 million for the three months ended March 31, 2022 from a gain of less than $0.1 million for the three months ended March 31, 2021. The change in other income (expense) is primarily due to the increase in the warrant liability fair value adjustment of $8.7 million, offset by the increase in other income of $1.5 million, which predominantly consists of the grant proceeds recognized during the three months ended March 31, 2022.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of March 31, 2022 we had approximately $524.6 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $35.1 million. To date, our principal sources of liquidity have been proceeds received from the Business Combination, issuance of debt and equity securities and amounts received from government grants. These funds will be used for our battery projects, technology licensing and research and development efforts, including the CQP, and general corporate purposes. Additionally, we expect that the various government grants we have received but not earned to date will also help fund our operational needs and general corporate purposes and cover certain operating expenses.

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

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	For the three months ended
	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(30,135)	$(6,392)
Investing activities	(10,932)	(54)
Financing activities	-	7,500

Operating Activities

Net cash used in operating activities was $30.1 million for the three months ended March 31, 2022, while net cash used in operating activities was $6.4 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the primary factor affecting our operating cash flows was our operating expenses of $27.3 million driven by payroll and other related costs, accounting and legal fees, research and development, and other operating expenses. For the three months ended March 31, 2021, the primary factor affecting our operating cash flows was our operating expenses of $11.9 million driven by payroll and other related costs, fees to EDGE Global, accounting and legal fees, research and development, and other operating expenses. These operating expenses were partially offset by the impact of the increase in accounts payable and accrued liabilities of $1.3 million due to the timing of payments and non-cash share-based compensation of $4.2 million.

Investing Activities

Net cash used in investing activities was $10.9 million for the three months ended March 31, 2022, while net cash used in investing activities was $0.1 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, our investing cash flows primarily reflect $7.9 million of purchases of property and equipment and a $3.0 million investment in FREYR Battery KSP JV, LLC, our equity method investee. For the three months ended March 31, 2021, our investing cash flows primarily reflect the purchases of equipment.

Financing Activities

There was no net cash provided by or used in financing activities for the three months ended March 31, 2022, while net cash provided by financing activities was $7.5 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, our financing cash flows relate to net proceeds of $7.5 million from the issuance of redeemable preferred shares.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are consistent with those described in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

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

We qualify as an emerging growth company, as defined in the JOBS Act, and therefore intend to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. This may make a comparison of our condensed consolidated financial statements with another public company that is either not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

FREYR is exposed to market risks arising from adverse changes in inflation and changing prices. This market risk is described further below. In addition, refer to the section entitled “Risk Factors” in the prospectus filed by us pursuant to Rule 424(b)(3) on March 16, 2022 (the “Prospectus”), in the section entitled “Risk Factors” beginning on page 14, for additional discussion of these and other risks, including the potential risks associated with the supply chain and the COVID-19 pandemic.

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

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

As part of our preparation towards production, we implemented a new cloud enterprise resource planning (“ERP”) system as of January 1, 2022. The ERP system, which is an integral component of our internal controls over financial reporting, will provide us with more efficient transactional processing, increased scalability and enhanced management tools for our business growth.

There were no other changes in our internal control over financial reporting during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than the update to the risk factor set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 9, 2022. Additional risks not currently known to us or that we currently deem to be immaterial may also materially affect our consolidated financial position, results of operations, or cash flows.

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

In particular, in February 2022, armed conflict escalated between Russia and Ukraine.  The EU and other governments in jurisdictions in which we plan to operate in have imposed severe financial and economic sanctions and export controls against Russia and Russian interests, and have threatened additional sanctions and controls. It is not possible to predict the broader consequences of this military conflict.  Further escalation of geopolitical tensions related to the military conflict, could include, among other things, further sanctions, embargoes, greater regional instability, geopolitical shifts, heightened risk of cyberattacks, and other adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in the section entitled “Risk Factors" in our Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 9, 2022.

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

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Consolidated Articles of Association of FREYR as of November 26, 2021.	8-K	001-40581	3.1	12/16/2021
10.1#	Engagement Agreement, dated March 1, 2019, by and between FREYR AS and EDGE Global LLC.	S-4	333-254743	10.1	3/26/2021
10.2#	Amendment to the March 2019 Engagement Agreement, dated July 1, 2020, by and between FREYR AS and EDGE Global LLC.	S-4	333-254743	10.2	3/26/2021
10.3#	Consultancy Agreement entered into on May 14, 2021 between FREYR Battery and Peter Matrai.	S-4/A	333-254743	10.14	5/27/2021
10.4#	Employment Agreement, dated May 9, 2022, by and between FREYR Battery US Holding, Inc. and Oscar K. Brown	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page for FREYR Battery’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

#	Indicates management contract or compensatory plan or arrangement.

‡	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREYR BATTERY

Date: May 11, 2022	By:	/s/ Tom Einar Jensen
	Name:	Tom Einar Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Oscar K. Brown
	Name:	Oscar K. Brown
	Title:	Group Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)