Form 10-Q
period 2022-06-30
FREYR Battery
filed 2022-08-08
CIK 1844224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 116,703,504 ordinary shares, without nominal value, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding FREYR Battery’s future financial performance, as well as our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would”, the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts, and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Report and in any document incorporated herein by reference should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	Changes adversely affecting the battery industry and the development of existing or new technologies;

●	The effect of the COVID-19 pandemic on our business;

●	The failure of 24M Technologies, Inc. (“24M”) technology or our batteries to perform as expected;

●	Our ability to commercialize 24M and other technology for our licensing business model and business plans;

●	Our ability to manufacture battery cells and to develop and increase our production capacity in a cost-effective manner;

●	The electrification of energy sources does not develop as expected, or develops more slowly than expected;

●	Technological developments in existing technologies or new developments in competitive technologies that could adversely affect the demand for our battery cells;

●	General economic and geopolitical conditions;

●	Increases in the cost of electricity or raw materials and components;

●	Our ability to protect our intellectual property;

●	Changes in applicable laws or regulations, including environmental and export control laws;

●	Our ability to attract and retain key employees;

●	Our ability to execute and realize our business strategy and plans;

●	Our ability to target and retain customers and suppliers;

●	The failure to build our finance infrastructure and improve our accounting systems and controls;

●	Our ability to assert, enforce and otherwise protect against unauthorized use of intellectual property rights licensed from 24M, which could result in our competitors using the intellectual property to offer products;

●	The outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims;

ii

●	Whether and when we might pay dividends;

●	Our ability to source materials from an ethically and sustainably sourced supply chain and 24M-qualified suppliers in sufficient quantities;

●	The result of future financing efforts;

●	The cost-competitiveness, carbon footprint, energy density and charge-rates of our batteries;

●	The timing, capacity, configurations and locations of our battery factories and production lines;

●	The planned construction and production dates for the customer qualification plant (“CQP”) and the planned construction period for each of our Gigafactories;

●	The cost to build the CQP and the Gigafactories;

●	Our expectations for our general and administrative expenses;

●	Our expectations about market supply, demand, and other dynamics, including the number of industrial-scale battery manufacturing facilities in Norway, supply costs, regulatory developments, increased globalization, and consolidation in the automotive and energy industries;

●	The use and mix of lithium-nickel-manganese-oxide and lithium-iron-phosphate battery chemistries, including shifts in the battery chemistry mix due to conversations with potential customers;

●	The market segments that we will initially target;

●	Whether we will successfully enter into or obtain, and the impact of failing to sign or obtain, customer offtake agreements, necessary consents, other commercial agreements, permits or licenses in a timely manner or at all; and

●	Our ability to enter successful joint venture partnerships and licensing arrangements.

Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FREYR BATTERY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$484,204	$563,956
Restricted cash	4,160	1,671
Prepaid assets	19,348	15,882
Other current assets	5,728	1,282
Total current assets	513,440	582,791

Property and equipment, net	45,339	21,062
Convertible note	20,722	20,231
Equity method investments	2,475	2,938
Right-of-use asset under operating leases	12,785	—
Other long-term assets	11	11
Total assets	$594,772	$627,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,025	$3,813
Accrued liabilities and other	31,853	15,077
Accounts payable and accrued liabilities - related party	620	3,316
Deferred income	1,236	1,380
Share-based compensation liability	985	2,211
Total current liabilities	43,719	25,797

Warrant liability	24,420	49,124
Operating lease liability	11,090	—
Long-term share-based compensation liability	2,583	6,627
Total liabilities	81,812	81,548

Commitments and contingencies

Shareholders’ equity:
Ordinary share capital, no par value, 245,000 ordinary shares authorized and 116,854 issued as of both June 30, 2022 and December 31, 2021 and 116,704 and 116,854 ordinary shares outstanding as of June 30, 2022 and December 31, 2021, respectively	116,854	116,854
Additional paid-in capital	539,639	533,418
Treasury stock	(1,052)	—
Accumulated other comprehensive (loss) income	(7,982)	(524)
Accumulated deficit	(134,499)	(104,263)
Total shareholders’ equity	512,960	545,485

Total liabilities and shareholders’ equity	$594,772	$627,033

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$28,150	$7,176	$52,764	$16,188
Research and development	3,082	3,045	5,941	5,952
Equity in losses from investee	296	—	463	—
Total operating expenses	31,528	10,221	59,168	22,140
Loss from operations	(31,528)	(10,221)	(59,168)	(22,140)

Other income (expense):
Warrant liability fair value adjustment	33,392	—	24,704	—
Redeemable preferred shares fair value adjustment	—	69	—	75
Convertible notes fair value adjustment	270	—	491	—
Interest income	26	2	61	8
Interest expense	(12)	—	(32)	—
Foreign currency transaction gain (loss)	1,421	(208)	1,090	(188)
Other income, net	1,102	2,322	2,618	2,322
Total other income (expense)	36,199	2,185	28,932	2,217
Income (loss) before income taxes	4,671	(8,036)	(30,236)	(19,923)
Income tax expense	—	—	—	—
Net income (loss)	$4,671	$(8,036)	$(30,236)	$(19,923)

Weighted average ordinary shares outstanding:
Basic	116,830	37,452	116,842	37,452
Diluted	119,250	37,452	116,842	37,452

Net income (loss) per share:
Basic	$0.04	$(0.21)	$(0.26)	$(0.53)
Diluted	0.04	(0.21)	(0.26)	(0.53)

Other comprehensive income (loss):
Net income (loss)	$4,671	$(8,036)	$(30,236)	$(19,923)
Foreign currency translation adjustments	(7,791)	177	(7,458)	234
Total comprehensive loss	$(3,120)	$(7,859)	$(37,694)	$(19,689)

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In Thousands)

(Unaudited)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	(Deficit)
Balance as of January 1, 2021	37,452	$-	$15,183	$658	$-	$(10,885)	$4,956
Share-based compensation expense	-	-	4,617	-	-	-	4,617
Net loss	-	-	-	-	-	(11,887)	(11,887)
Other comprehensive income	-	-	-	57	-	-	57
Balance as of March 31, 2021	37,452	$-	$19,800	$715	$-	$(22,772)	$(2,257)
Share-based compensation expense	-	-	528	-	-	-	528
Net loss	-	-	-	-	-	(8,036)	(8,036)
Other comprehensive income	-	-	-	177	-	-	177
Balance as of June 30, 2021	37,452	$-	$20,328	$892	$-	$(30,808)	$(9,588)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	(Deficit)
Balance as of January 1, 2022	116,854	$116,854	$533,418	$(524)	$-	$(104,263)	$545,485
Share-based compensation expense	-	-	850	-	-	-	850
Net loss	-	-	-	-	-	(34,907)	(34,907)
Other comprehensive income	-	-	-	333	-	-	333
Balance as of March 31, 2022	116,854	$116,854	$534,268	$(191)	$-	$(139,170)	$511,761
Share-based compensation expense	-	-	5,371	-	-	-	5,371
Net income	-	-	-	-	-	4,671	4,671
Repurchase of shares	-	-	-	-	(1,052)	-	(1,052)
Other comprehensive loss	-	-	-	(7,791)	-	-	(7,791)
Balance as of June 30, 2022	116,854	$116,854	$539,639	$(7,982)	$(1,052)	$(134,499)	$512,960

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,236)	$(19,923)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	2,923	4,688
Depreciation	186	24
Reduction in the carrying amount of right-of-use assets	746	—
Warrant liability fair value adjustment	(24,704)	—
Redeemable preferred shares fair value adjustment	—	(75)
Convertible note fair value adjustment	(491)	—
Equity in losses from investee	463	—
Foreign currency transaction net unrealized gain	(2,113)	—
Other	—	28
Changes in assets and liabilities:
Prepaid assets	(5,229)	(1,049)
Other current assets	(7,434)	(50)
Accounts payable and accrued liabilities	15,265	3,659
Accounts payable and accrued liabilities – related party	638	950
Other current liabilities	(1)	—
Deferred income	—	1,431
Operating lease liability	(443)	—
Net cash used in operating activities	(50,430)	(10,317)

Cash flows from investing activities:
Proceeds from property related grants	4,874	—
Purchases of property and equipment	(26,420)	(107)
Investments in equity method investee	(3,000)	—
Purchases of other long-term assets	—	(12)
Net cash used in investing activities	(24,546)	(119)

Cash flows from financing activities:
Repurchase of treasury shares	(1,052)	—
Proceeds from issuance of redeemable preferred shares	—	7,500
Net cash (used in) provided by financing activities	(1,052)	7,500

Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(1,235)	73
Net decrease in cash, cash equivalents, and restricted cash	(77,263)	(2,863)
Cash, cash equivalents, and restricted cash at beginning of period	565,627	14,945
Cash, cash equivalents, and restricted cash at end of period	$488,364	$12,082

Significant non-cash investing and financing activities:
Accrued purchases of property and equipment	$13,026	$—
Settlement of accrued liabilities through the issuance of non-employee warrants	—	460

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$484,204	$11,279
Restricted cash	4,160	803
Cash, cash equivalents, and restricted cash	$488,364	$12,082

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Description of the Business

FREYR Battery (“FREYR,” the “Company”, “we”, or “us”) is a developer of clean, next-generation battery cell production capacity. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. We are in the design and testing phase related to our battery production process and we have initiated construction of our Customer Qualification Plant (“CQP”) and groundworks and foundation structures for our inaugural gigafactory (“Giga Arctic”), both located in Mo i Rana, Norway. As of June 30, 2022, we have not yet initiated manufacturing or derived revenue from our principal business activities.

Business Combination

On January 29, 2021, FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”) and Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”), among others, entered into the Business Combination Agreement (the “BCA”) to effect a merger between the companies (the “Business Combination”). FREYR, a Luxembourg public limited liability company was formed to complete the Business Combination and related transactions and carry on the business of FREYR Legacy. FREYR serves as the successor entity to FREYR Legacy, the predecessor entity.

The merger was completed in multiple stages, pursuant to the terms of the BCA, which included among other things, the transfer of FREYR Legacy’s wind farm business to Sjonfjellet Vindpark Holding AS (“SVPH”), resulting in SVPH shares being held by FREYR Legacy’s shareholders. On July 8, 2021, FREYR’s ordinary shares and warrants began trading on the New York Stock Exchange. On July 9, 2021, FREYR completed the Business Combination with FREYR Legacy and Alussa. In connection with the consummation of the transactions contemplated by the BCA, FREYR Legacy and Alussa became wholly owned subsidiaries of FREYR.

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

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared in conformity with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of United States Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information required by GAAP for complete consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2021 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021, was derived from the audited consolidated financial statements as of December 31, 2021. However, these interim condensed consolidated financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022.

The condensed consolidated financial statements include the accounts of FREYR and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, estimates related to the valuation of share-based compensation, warrant liability, and convertible note. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, however, actual results may differ materially from these estimates.

Risks and Uncertainties

We are subject to those risks common to our business and industry and also those risks common to early stage development companies. These risks include those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022 and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the period ended March 31, 2022. As of the date of this report, our existing cash resources, which were primarily provided as a result of the business combination, are sufficient to support our planned operations for at least the next 12 months. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Supplemental accounting policy disclosures are included below.

Restricted Cash

Restricted cash consists of funds held in a restricted account for payment of upfront rental lease deposits and income tax withholdings to the Norwegian government, payable every other month.

Leases

A lease is a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification as short-term lease, operating lease or finance lease is made at the lease inception. The Company considers all relevant contractual provisions, including renewal and termination options, to determine the term of the lease. Renewal or termination options that are reasonably certain of exercise by the lessee and those controlled by the lessor are included in determining the lease term. The Company has made an accounting policy election to present the lease and associated non-lease operations as a single component based upon the predominant component.

The Company made an accounting policy election not to recognize a right-of-use asset and lease liability for short-term leases with an initial term of 12 months or less, therefore these leases are not recorded on the condensed consolidated balance sheets. Expenses for short-term leases are recognized on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes lease liabilities and right-of-use assets for all operating and finance leases for which it is a lessee at the lease commencement date. Lease liabilities are initially recognized at the present value of the future lease payments during the expected lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the information available at the lease commencement date, in determining the present value of lease payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The right-of-use asset is initially recognized at the amount of the initial measurement of the lease liability, plus any lease payments made at or before the commencement date, less any lease incentives received, and any initial direct costs incurred by the Company. Right-of-use assets are recorded as other long-term assets in the consolidated balance sheets. Subsequent to initial recognition, the right-of-use asset is reflected net of amortization. Costs to get a leased asset to the condition and location necessary for its intended use are capitalized as leasehold improvements.

The Company remeasures its lease liabilities with a corresponding adjustment to the right-of-use asset due to an applicable change in lease payments such as those due to a lease modification not accounted for as a separate contract, certain changes in the expected term of the lease, and certain changes in assessments and contingencies. Subsequent to initial recognition, the operating lease liability is increased for the interest component of the lease liability and reduced by the lease payments made. Operating lease expenses are recognized as a single lease cost in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term, which includes the interest component of the measurement of the lease liability and amortization of the right-of-use asset.

Adoption of Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve the consistent application. We adopted this guidance as of January 1, 2022. Adoption of the standard did not have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted this guidance as of January 1, 2022, on a modified retrospective basis and thus did not restate comparative periods. As a result, the comparative financial information and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effective for those periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed before the adoption of the new standard. A description of our accounting policy and accounting methods elected, is included under “Leases” above. Our right-of-use assets and corresponding lease liabilities for operating lease liabilities at adoption were $9.9 million. There was no change to accumulated deficit as a result of adoption, and the implementation of this standard did not cause a material change in the Company’s operating expenses.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Alussa was treated as the “acquired” company for financial reporting purposes. See Note 1 - Business and Basis of Presentation for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of FREYR issuing shares for the net assets of Alussa, accompanied by a recapitalization. The net assets of Alussa were stated at historical cost, with no goodwill or other intangible assets recorded.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021

Construction in progress	$43,983	$20,017
Office equipment and other	1,651	1,180
	45,634	21,197
Less: Accumulated depreciation	(295)	(135)
Total	$45,339	$21,062

Construction in progress primarily includes costs related to the construction of the CQP and Giga Arctic facilities and the related CQP production equipment in Mo i Rana, Norway. Depreciation expense was $0.2 million and $24 thousand for the six months ended June 30, 2022 and 2021, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

5. Accrued Liabilities and other

Accrued liabilities and other consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021

Accrued purchases	$17,976	$8,165
Accrued payroll and payroll related expenses	9,517	6,476
Operating lease liabilities (Note 6)	1,984	—
Accrued other operating costs	2,376	436
Total	$31,853	$15,077

6. Leases

We currently lease our corporate headquarters, CQP, the land for the Giga Arctic facilities, as well as other properties. Our leases have remaining lease terms up to 50 years, some of which include options to extend the leases and some of which include options to terminate the leases at our sole discretion. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. As of June 30, 2022, all of our leases are operating leases.

The components of lease liabilities included in our condensed consolidated balance sheet consisted of the following (in thousands):

June 30, 2022

Accrued liabilities and other (Note 5)	1,984
Operating lease liability	11,090
Total	$13,074

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Components of lease expenses were as follows (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022

Operating lease cost	543	1,019
Variable lease cost	74	102
Short-term lease cost	15	15
Total lease cost	$632	$1,136

The remaining minimum lease payments due on our long-term leases are as follows (in thousands):

June 30, 2022

For the remainder of 2022	$1,036
2023	1,910
2024	1,866
2025	1,916
2026	1,916
Thereafter	19,216
Total undiscounted lease payments	27,860
Less: Imputed interest	(14,786)
Present value of lease liabilities	$13,074

Weighted average remaining lease term and discount rate are as follows:

June 30, 2022

Weighted-average remaining lease term (in years)	22.4
Weighted-average discount rate	7.15%

Supplemental cash flow information related to leases were as follows (in thousands):

Six months ended June 30, 2022

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$869
Lease liabilities arising from obtaining right of use assets	14,616

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Warrants

As of June 30, 2022 and December 31, 2021, we had 24,625,000 warrants outstanding (the “Warrants”), consisting of 14,375,000 public warrants (the “Public Warrants”) and 10,250,000 private warrants (the “Private Warrants”). The Warrants entitle the holder thereof to purchase one of our ordinary shares at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.

The Public and Private Warrants were exchanged for public and private warrants of Alussa as part of the Business Combination, as described in Note 3 – Business Combination. The Warrants are subject to the terms and conditions of the warrant agreement entered into between Alussa, Continental Stock Transfer & Trust Company, and FREYR (the “Amended and Restated Warrant Agreement”).

We may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as we provide at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of our ordinary shares equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we send the notice of redemption to the Public Warrant holders. We determined that the Public Warrants are equity classified as they are indexed to our ordinary shares and qualify for classification within shareholders’ equity. As such, the Public Warrants are presented as part of additional paid-in capital on the condensed consolidated balance sheets.

The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by FREYR. We determined that the Private Warrants are not considered indexed to our ordinary shares as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented as warrant liability on the condensed consolidated balance sheets. See also Note 9 - Fair Value Measurement.

9. Fair Value Measurement

The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and liabilities at fair value on a recurring basis according to the valuation techniques we use to determine their fair value (in thousands):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note	$—	$—	$20,722	$20,722	$—	$—	$20,231	$20,231
Liabilities:
Warrant Liabilities	—	—	24,420	24,420	—	—	49,124	49,124

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

We measured our Private Warrants and the Convertible Note as of June 30, 2022 and December 31, 2021 at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the Private Warrants and the Convertible Note used assumptions and estimates that we believed would be made by a market participant in making the same valuation. Changes in the fair value of the Private Warrants related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the Convertible Note related to updated assumptions and estimates were recognized as a convertible note fair value adjustment within the condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2022 and December 31, 2021, the carrying value of all other financial assets and liabilities approximated their respective fair values.

Private Warrants

The Private Warrants outstanding on June 30, 2022 and December 31, 2021, were valued using the Black-Scholes-Merton option pricing model. See Note 8 - Warrants above for further detail. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants as of June 30, 2022 and December 31, 2021, required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the United States Treasury Rates, which was commensurate with the contractual terms of the Private Warrants, which expire on the earlier of (i) five years after the completion of the Business Combination or July 9, 2026 and (ii) redemption or liquidation. An increase in the risk-free interest rate, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	The expected term was determined to be 4.03 and 4.53 years as of June 30, 2022 and December 31, 2021, respectively, given the expiration of the Private Warrants as noted above. An increase in the expected term, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly traded companies as determined based on the size and industry. An increase in expected volatility, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.

Using this approach, an exercise price of $11.50 and a share price of $6.84 and $11.18 as of June 30, 2022 and December 31, 2021, respectively, we determined that the fair value of the Private Warrants was $24.4 million and $49.1 million, respectively.

Convertible Note

As of June 30, 2022 and December 31, 2021, we had an investment in a convertible note from 24M that was fair valued pursuant to the election of the fair value option under ASC 825, Financial Instruments. See Note 14 - Convertible Note for further detail. The Company considers this to provide a more accurate reflection of the current economic environment of the instrument. The Convertible Note was valued using a scenario-based framework. This analysis assumed various scenarios that were weighted based on the likelihood of occurrence. Within each scenario, an income approach, specifically the discounted cash flow approach, was utilized based on the expected payoffs upon the event, the discount rate, and the expected timing and then the expected probability of occurrence was applied, all of which management determined were significant assumptions. We noted that a change in the expected payoffs, discount rate, timing, or expected probability would result in a change to the fair value ascribed to the Convertible Note.

Redeemable Preferred Shares

On November 11, 2020, 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 71.5 million ($7.5 million) to two affiliates of Alussa in exchange for a cash contribution of $7.5 million (the “Preferred Share Preference Amount”). Concurrently, FREYR Legacy issued 92,500,000 warrants that were subscribed together with the redeemable preferred shares and considered an embedded feature as they were not separately exercisable. On February 16, 2021, an additional 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 64.1 million ($7.5 million) to three affiliates of Alussa in exchange for a Preferred Share Preference Amount of $7.5 million. As part of the Business Combination and after the Norway demerger, the FREYR Legacy preferred shares were repurchased by FREYR at an adjusted Preferred Share Preference Amount of $14.9 million and the holders received 1,489,500 ordinary shares of FREYR. Before settlement, the preferred shares were valued using a scenario-based framework. Within each scenario, an income approach, specifically the discounted cash flow approach, was utilized based on the expected payoffs upon the conversion or redemption event, the estimated yield, and the expected probability of occurrence, which we determined was a significant assumption. Prior to settlement, changes in the fair value of the redeemable preferred shares related to updated assumptions and estimates were recognized as a redeemable preferred shares fair value adjustment within the consolidated statements of operations and comprehensive loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The changes in the Level 3 instruments measured at fair value were as follows (in thousands):

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Asset	Liability	Asset	Liability
	Convertible Note	Private Warrants	Convertible Note	Private Warrants	Redeemable Preferred Shares

Balance (beginning of period)	$20,231	$49,124	$—	$—	$7,574
Additions	—	—	—	—	7,500
Fair value measurement adjustments	491	(24,704)	—	—	(74)
Foreign currency exchange effects	—	—	—	—	—
Settlements	—	—	—	—	—
Balance (end of period)	$20,722	$24,420	$—	$—	$15,000

10. Shareholders’ Equity

Ordinary Shares

As of June 30, 2022 and December 31, 2021, 245,000,000 ordinary shares without par value were authorized and 116,703,504 and 116,853,504 ordinary shares were outstanding as of June 30, 2022 and December 31, 2021, respectively. Holders of ordinary shares are entitled to one vote per share and are entitled to receive dividends when, as, and if, declared by our Board of Directors. As of June 30, 2022, we have not declared any dividends.

Share Repurchase Program

In May 2022, the board of directors approved a share repurchase program (the “Share Repurchase Program”). The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150,000 of the Company’s Ordinary Shares, or approximately 0.13% of the current outstanding share capital. The Share Repurchase Program had no time limit and was able to be suspended or discontinued at any time. We purchased 150,000 ordinary shares at an average price of $6.97 per share, excluding fees, during the three and six months ended June 30, 2022 (no comparative amounts for the three and six months ended June 30, 2021). As of June 30, 2022, the authorized share repurchase was completed and no ordinary shares remain available for repurchase under the program.

Employee Awards – 2019 Plan

FREYR Legacy had an Incentive Stock Option Plan (the “2019 Plan”) issued on September 11, 2019. According to the 2019 Plan, options or warrants could be granted to eligible employees, and a total of 895,190 ordinary shares could be issued. On December 1, 2020, the board of directors increased the number of ordinary shares available under the 2019 Plan by 895,190 ordinary shares.

As a result of the consummation of the Business Combination on July 9, 2021, the stock options and warrants and performance stock options and warrants already granted or earmarked for an employee’s first year of employment vested immediately. As such, on July 9, 2021, share-based compensation was recognized for the remaining unrecognized fair value of the 2019 Plan awards. Effective as of the close of the Business Combination, the 2019 Plan was modified to require cash-settlement after a lock-up period of either (i) one year for all non-executive employees or (ii) two years for all executive employees. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expense or research and development expense within the consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.

During the six months ended June 30, 2022, 223,796 of the 2019 Plan awards were exercised.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Nonemployee Awards – Related Party

On March 1, 2019, FREYR Legacy entered into a consulting agreement with EDGE Global LLC (“EDGE”) for FREYR Legacy’s CEO and Chief Commercial Officer to be hired to perform certain services related to leadership, technology selection, and operational services (the “2019 EDGE Agreement”). FREYR Legacy issued 1,488,862 warrants to EDGE under the 2019 EDGE Agreement with a subscription price of $0.95 per share and an expiration date of May 15, 2024.

On September 1, 2020, FREYR Legacy amended the 2019 EDGE Agreement, effective as of July 1, 2020 (the “2020 EDGE Agreement”). FREYR Legacy issued an additional 687,219 warrants to EDGE under the 2020 EDGE Agreement with an initial subscription price of $0.99 per share, which was modified to $1.22 per share on September 25, 2020. The warrants vested over an eighteen-month graded vesting period and expire on September 30, 2025.

Upon the consummation of the Business Combination on July 9, 2021, all unvested warrants under the 2019 and 2020 Edge Agreements vested immediately. As such, on July 9, 2021, compensation cost was recognized for the remaining unrecognized fair value of these awards.

Employee Awards – 2021 Plan

We have a Long-Term Incentive Plan (the “2021 LTIP”) that was issued on July 9, 2021. According to the 2021 LTIP, at the discretion of our board of directors, but at least on an annual basis, stock options may be granted to eligible employees and directors. The aggregate number of additional shares authorized under the 2021 LTIP is not to exceed 10% of the current number of issued shares over the subsequent five years, excluding any options or warrants granted prior to the 2021 LTIP.

All options and restricted stock units (“RSUs”) granted under the 2021 LTIP vest annually in equal thirds and options can be exercised up to five years after the grant date. There are no performance or market conditions for vesting. During the six months ended June 30, 2022, 2.9 million options were granted to employees and directors, 81,191 RSUs were granted, and 164,386 options were forfeited.

CEO Option Awards

On June 16, 2021, our Chief Executive Officer (“CEO”) entered into a stock option agreement, as an appendix to an employment agreement, effective upon the consummation of the Business Combination. In accordance with the stock option agreement, on July 13, 2021 our CEO was granted 850,000 options to acquire our shares at an exercise price of $10.00 (the “CEO Option Awards”). The CEO Option Awards are subject to nine separate performance criteria, each of which is related to 1/9th of the total award amount. If any of the performance criteria are achieved and certified by the board of directors’ during their first quarter 2022 meeting, the corresponding awards will vest in equal thirds on December 31, 2022, September 30, 2023, and June 1, 2024. If achieved and certified during the first quarter 2023 meeting, the awards will vest in equal halves on September 30, 2023 and June 1, 2024. Compensation cost is recognized to the extent that achievement of the performance criteria is deemed probable. During the six months ended June 30, 2022, 94,444 of the CEO Option Awards were deemed probable.

11. Government Grants

On February 12, 2021, we were awarded a grant of NOK 39.0 million ($4.6 million based on NOK/USD exchange rate at the time of the transaction) for research, development, and innovation in environmental technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and intellectual property, patents, and licenses. The grant is paid out in three installments based on meeting certain milestones in the agreement, in which the last milestone is payable after the final project report is approved. The grant is subject to meeting certain business size thresholds and conditions, such as documenting and supporting costs incurred, obtaining a third-party attestation of our related records, and implementing policies that demonstrate good corporate governance. For the portion of any grant received for which costs have not yet been either incurred or supported through the appropriate documentation, we recognize deferred income in the condensed consolidated balance sheets. The first milestone of 30% and the second milestone of 50% were met during 2021 and payment was received. However, as of June 30, 2022, the appropriate documentation of the financing of project costs and third-party attestation had only occurred for the second milestone. As such, we recognized $1.2 million as of June 30, 2022 and $1.3 million as of December 31, 2021, as deferred income within the condensed consolidated balance sheet. For the six months ended June 30, 2022 and 2021, no other income was recognized within the condensed consolidated statements of operations and comprehensive loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 1, 2021, we were awarded a grant of NOK 142.0 million ($16.5 million based on NOK/USD exchange rate at the time of the transaction) for the development and construction of the pilot plant in Mo i Rana, Norway. The grant was awarded to assist with the costs incurred associated with the pilot plant including research and development, general and administrative, and construction in progress. The grant is paid in arrears upon request based on progress and accounting reports with the last milestone becoming payable after the final project report is approved. The grant is subject to achieving successful financing of the pilot plant and other conditions, such as documenting and supporting costs incurred and obtaining a third-party attestation of our related records. As of June 30, 2022, we satisfied the requirements for an initial payment of $6.3 million of which $1.4 million related to costs which were expensed and were recognized as other income and $4.9 million related to costs which were capitalized and were recognized as a reduction of the carrying amount of the CQP’s construction in progress.

12. Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses in each year since inception. The Company’s effective income tax rate was 0% for the three and six months ended June 30, 2022 and 2021 as the Company continues to maintain a full valuation allowance against its deferred tax assets.

13. Related Party Transactions

EDGE Agreements

The 2020 EDGE Agreement provided that FREYR Legacy should pay EDGE a monthly retainer fee. Additionally, FREYR Legacy agreed to make certain milestone payments to EDGE based on the closing of certain additional financing rounds as defined within the 2020 EDGE Agreement. See Note 10 - Shareholders’ Equity for further discussion on the warrant agreements between FREYR Legacy and EDGE. On January 18, 2021, the board resolved to terminate the 2020 EDGE Agreement and enter into an employment contract with the continuing CEO and a consulting contract with the prior Chief Commercial Officer, subject to the closing of the Business Combination. See below for further detail on the consulting agreement with the prior Chief Commercial Officer.

The expenses incurred in relation to the consulting services provided for the three and six months ended June 30, 2021 were $0.1 million and $0.2 million, respectively. No expenses were recorded in the corresponding periods of 2022. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. There was no unpaid amount in accounts payable and accrued liabilities – related party as of June 30, 2022 and December 31, 2021.

Consulting Agreement

Concurrent with the consummation of the Business Combination, we agreed to a consulting agreement with the prior Chief Commercial Officer and current member of the board of directors. Per the consulting agreement, the consultant will provide services related to scaling sustainable energy storage, as well as any other services requested by us, for a term of three years. During this term, we will pay the consultant an annual fee of $0.4 million plus expenses. Per the agreement, the consultant is also entitled to participate in our benefit plans made available to our senior executives. The expenses incurred for consulting services for the three and six months ended June 30, 2022 were $0.2 million and $0.3 million, respectively. No expenses were recorded in the corresponding periods of 2021. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of less than $0.1 million was recognized in accounts payable and accrued liabilities - related party as of June 30, 2022 and December 31, 2021.

Metier

In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier OEC is the brother of our current Executive Vice President Project Execution. The expenses incurred for consulting services for the three and six months ended June 30, 2022 were $1.5 million and $2.8 million, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2021, respectively. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of $0.6 million and $0.3 million was recognized in accounts payable and accrued liabilities - related party as of June 30, 2022 and December 31, 2021, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Method Investment

We hold a 50% common stock ownership in FREYR Battery KSP JV, LLC (“FREYR KSP JV”) that is accounted for under the equity method. FREYR along with Koch Strategic Platforms, who also holds 50% common stock ownership, formed FREYR KSP JV in October 2021 to advance the development of clean battery cell manufacturing in the United States. As part of this agreement, both parties agreed to contribute $3.0 million for the initial costs related to developing the first gigafactory to project concept selection. Project concept selection remains under development as of June 30, 2022. The initial capital contributions by both parties were made in January 2022. FREYR KSP JV reported a net loss of $0.9 million for the six months ended June 30, 2022. For the six months ended June 30, 2022, we incurred $0.5 million of expenses on behalf of FREYR KSP JV. There was no unpaid amount as of June 30, 2022 and December 31, 2021.

14. Convertible Note

On October 8, 2021, we invested $20.0 million in an unsecured convertible note receivable from 24M, our battery platform technology licensor for our current planned manufacturing facilities in Norway. The Convertible Note matures on October 8, 2024, carries an annual interest rate of 5%, and is convertible into common stock or preferred stock at our option beginning on October 8, 2023 or automatically upon a qualified initial public offering or direct listing in excess of our conversion price. Additionally, the Convertible Note contains a change of control provision that would result in repayment of 1.75x the note’s original investment value plus any accrued interest. We have elected to account for the Convertible Note using the fair value option. See Note 9 - Fair Value Measurement for details on the valuation methodology.

15. Net Income (Loss) Per Share

The Company’s basic net income (loss) per share attributable to ordinary shareholders for the three and six months ended June 30, 2022 was computed by dividing net income (loss) attributable to ordinary shareholders by the weighted-average ordinary shares outstanding.

For the three and six months ended June 30, 2021, we computed net loss per share using the two-class method required for participating securities. Under the two-class method, undistributed earnings for the period are allocated to participating securities, including the redeemable preferred shares that were settled as part of the Business Combination, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there was no contractual obligation for the redeemable preferred shares to share in losses, our basic net loss per share attributable to ordinary shareholders for the three and six months ended June 30, 2021, was computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding.

No dividends were declared or paid for the six months ended June 30, 2022 and 2021.

Diluted net income (loss) per share attributable to ordinary shareholders adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the six months ended June 30, 2022 and 2021, the treasury stock method was used to assess our warrants and share-based payment awards while the if-converted method was used to assess our redeemable preferred shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to ordinary shareholders for the three and six months ended June 30, 2022 and 2021(in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to ordinary shareholders – basic and diluted	$4,671	$(8,036)	$(30,236)	$(19,923)
Denominator:
Weighted average ordinary shares outstanding – basic	116,830	37,452	116,842	37,452
Dilutive effect of EDGE Warrants and share-based compensation liability awards	2,420	—	—	—
Weighted average ordinary shares outstanding – dilutive	119,250	37,452	116,842	37,452
Net income (loss) per ordinary share:
Basic	$0.04	$(0.21)	$(0.26)	$(0.53)
Diluted	$0.04	$(0.21)	$(0.26)	$(0.53)

The following table discloses the outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Public Warrants	14,375	—	14,375	—
Private Warrants	10,250	—	10,250	—
EDGE warrants	—	2,176	2,176	2,176
Share-based compensation liability awards	—	—	784	—
Employee awards	4,881	1,012	4,881	1,012
RSUs	81	—	81	—
CEO option awards	94	—	94	—
Other nonemployee warrants	—	413	—	413
Redeemable preferred shares	—	15,000	—	15,000
Total	29,681	18,601	32,641	18,601

For the three and six months ended June 30, 2022, the Company excluded 755,556 of the total 850,000 CEO Option Awards, as it is not yet probable that the performance conditions for these options will be achieved.

ITEM 2. FREYR BATTERY’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This FREYR Battery’s “Management’s Discussion and Analysis” of FREYR Battery’s results operations and financial condition should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited interim condensed consolidated financial statements and the accompanying notes included as part of this Quarterly Report on Form 10-Q for the period ended June 30, 2022. The financial information contained herein is taken or derived from such audited annual consolidated financial statements and unaudited interim condensed consolidated financial statements, unless otherwise indicated. The following discussion contains forward-looking statements and actual results could differ materially from those that are discussed in these forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q and our December 31, 2021 Annual Report on Form 10-K for more information on factors that could cause or contribute to such differences. Unless the context otherwise requires, all references in this section to “FREYR” refer to FREYR Legacy prior to the closing of the Business Combination and to FREYR Battery following the closing of the Business Combination.

Overview

FREYR Battery (“FREYR,” the “Company”, “we”, or “us”) is a developer of clean, next-generation battery cell production capacity. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. We are in the design and testing phase related to our battery production process and we have initiated construction of our Customer Qualification Plant (“CQP”) and groundworks and foundation structures for our inaugural gigafactory (“Giga Arctic”), both located in Mo i Rana, Norway. As of June 30, 2022, we have not yet initiated manufacturing or derived revenue from our principal business activities.

Our initial CQP production line is expected to be based on our licensed Semi-SolidTM technology and partnership with 24M and lithium-ion chemistry. Future development and expansion could incorporate alternative chemistry models and additional advances in battery technology both through our ongoing partnership with 24M, joint ventures, and licensing opportunities. We will initially target market opportunities in energy storage systems (“ESS”), marine applications, commercial vehicles, and electric vehicles (“EV”) with slower charge requirements, with plans to target additional markets, including faster charge battery cells for the broader consumer EV market.

We expect our capital and operating expenditures to increase significantly in the second half of 2022 and 2023 in connection with our ongoing activities and to prepare for growth, as we:

●	Construct manufacturing facilities and purchase related equipment;

●	Commercialize products;

●	Make additional investments in technology;

●	Maintain and improve operational, financial, and management information systems;

●	Hire additional personnel; and

●	Operate as a public company.

Recent Developments

●	In June 2022, FREYR’s Board of Directors sanctioned construction of Giga Arctic, a combination of our previously announced Gigafactory 1 & 2, the Company’s first full scale battery manufacturing facility currently under development in Mo i Rana, Norway. Giga Arctic is expected to have nameplate capacity of 29 Gigawatt hours (“GWh”) and a total estimated capital cost of $1.7 billion.

●	In June 2022, FREYR announced it had identified $1.6 billion of total potential debt financing support based on visibility from export credit agencies, multilateral development finance institutions, and commercial banking partners.

●	In June 2022, FREYR secured a conditional offtake agreement with a major European energy technology company for 25 GWh of battery cells from 2024 to 2028.

●	In June 2022, FREYR announced it had entered into a reservation agreement with Changzhou Senior New Energy Materials Co., Ltd. and Senior Material (Europe) AB (“Changzhou”) to supply battery materials for its CQP and Giga Arctic facilities through 2028, with an optional extension until 2031. Subject to the terms and conditions of the reservation agreement, Changzhou has reserved the supply capacity of separator materials through 2028 to align with FREYR’s estimated demand.

●	In May 2022, FREYR signed a binding Heads of Terms with Statkraft, Europe’s largest producer of renewable energy, which was finalized as a long-term physical supply agreement in June 2022. The agreement provides a supply of hydropower renewable energy to cover all of FREYR’s currently anticipated electricity needs for the period of 2024 to 2031 and ensures physical delivery of energy from the central grid in Mo i Rana to FREYR’s CQP and Giga Arctic facilities. The agreement will be effective upon our meeting certain requirements related to the status of our construction and financing activities.

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

Share Repurchase Program

In May 2022, the board of directors approved a share repurchase program (the “Share Repurchase Program”). The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150,000 of the Company’s Ordinary Shares, or approximately 0.13% of the current outstanding share capital. The Share Repurchase Program had no time limit and was able to be suspended or discontinued at any time. We purchased 150,000 ordinary shares at an average price of $6.97 per share, excluding fees, during the three and six months ended June 30, 2022 (no comparative amounts for the three and six months ended June 30, 2021). As of June 30, 2022, the authorized share repurchase was completed and no ordinary shares remain available for repurchase under the program.

Results of Operations

The following table sets forth FREYR Battery’s condensed consolidated results of operations data for the periods presented (in thousands except percentages):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change (%)	2022	2021	Change (%)

Operating expenses:
General and administrative	$28,150	$7,176	292%	$52,764	$16,188	226%
Research and development	3,082	3,045	1%	5,941	5,952	0%
Equity in losses from investee	296	—	NM	463	—	NM
Total operating expenses	31,528	10,221	208%	59,168	22,140	167%
Loss from operations	(31,528)	(10,221)	208%	(59,168)	(22,140)	167%
Other income (expense)	36,199	2,185	NM	28,932	2,217	NM
Income (loss) before income taxes	4,671	(8,036)	158%	(30,236)	(19,923)	52%
Income tax expense	—	—		—	—
Net income (loss)	$4,671	$(8,036)	158%	$(30,236)	$(19,923)	52%

NM - Not meaningful

Operating expenses

General and administrative

General and administrative expenses consist of personnel and personnel-related expenses, including share-based compensation, fees paid for contractors and consultants assisting with growing the business, office space related costs, travel costs, public relations costs, legal, accounting, and audit fees, and depreciation expense.

General and administrative expenses increased by $21.0 million or 292%, to $28.2 million for the three months ended June 30, 2022, from $7.2 million for the three months ended June 30, 2021. General and administrative expenses increased by $36.6 million or 226%, to $52.8 million for the six months ended June 30, 2022, from $16.2 million for the six months ended June 30, 2021. General and administrative expenses increased primarily due to higher headcount and increased spending associated with the ramp up of activities as we continue to invest in building our business and move closer to start-up of manufacturing operations. Overhead costs also increased due to the professional fees and other costs related to operating as a public company.

We expect general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of increased expenses to operate as a public company, including compliance with the rules and regulations of the United States Securities and Exchange Commission, additional legal, audit, and insurance expenses, investor relations activities, and other administrative and professional services.

Research and development (“R&D”)

R&D expenses consists primarily of compensation to employees engaged in research and development activities, including share-based compensation, internal and external engineering, supplies and services, and contributions to research institutions. R&D expenses also include development costs related to our technology license with 24M.

R&D expenses increased slightly to $3.1 million for the three months ended June 30, 2022, from $3.0 million for the three months ended June 30, 2021. R&D expenses decreased slightly to $5.9 million for the six months ended June 30, 2022, from $6.0 million for the six months ended June 30, 2021.

We expect R&D expenses to increase in future periods as we increase our personnel and research activities.

Equity in losses from investee

Equity in losses from investee consists of our proportionate share of the net earnings or losses and other comprehensive income from FREYR Battery KSP JV LLC, which is accounted for under the equity method, as we exercise significant influence but not control, over its operating and financial policies.

Equity in losses from investee of $0.3 million and $0.5 million were recognized for the three and six months ended June 30, 2022, respectively. There was no equity in losses from investee for the corresponding periods in 2021.

Other income (expense)

Other income (expense) primarily consists of the fair value adjustments on our warrant liability, convertible note, and redeemable preferred shares, interest income and expense, net foreign currency transaction gains and losses, and grant proceeds received.

Other income increased by $34.0 million to $36.2 million for the three months ended June 30, 2022 from $2.2 million for the three months ended June 30, 2021. Other income increased by $26.7 million to $28.9 million for the six months ended June 30, 2022 from $2.2 million for the six months ended June 30, 2021. The increase in other income is primarily due to the $33.4 million gain on the revaluation of the warrant liability recorded during the second quarter of 2022 as a result of a decrease in our stock price.

Financial Condition, Liquidity and Capital Resources

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $488.4 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $45.7 million. To date, our principal sources of liquidity have been proceeds received from the Business Combination, issuance equity securities, and amounts received from government grants. Historically, these funds have been used for constructing and equipping our battery manufacturing facilities, including the CQP and Giga Arctic, technology licensing, R&D activities, and general corporate purposes.

Our future liquidity requirements depend on many factors, including the timing and extent of the following: capital expenditures for construction of our battery manufacturing facilities and purchase of related equipment, spending to support technology licensing and R&D efforts, spending on other growth initiatives or expansion into new geographies, our future revenue generating activities, including market acceptance of our products and services, and overall economic conditions.

Until we can generate sufficient revenue to adequately support our liquidity requirements, we expect to fund short-term cash needs through our existing cash balances. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the 12 months following June 30, 2022.

Our long-term operating needs and planned investments in our business and manufacturing footprint, as currently devised, will require significant financing. Such financing may not be available at terms acceptable to us, or at all. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. If we are unable to raise substantial additional capital in the near term, our ability to invest in Giga Arctic and other gigafactories or development projects will be significantly delayed or curtailed which would have a material adverse impact on our business prospects and results of operations. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our ordinary shares. The terms of debt securities or other borrowings could impose significant restrictions on our operations. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our ordinary shares.

Cash Flow Summary

The following table summarizes our cash flows (in thousands):

	Six months ended June 30,
	2022	2021	Change (%)

Net cash (used in) provided by:
Operating activities	$(50,430)	$(10,317)	389%
Investing activities	(24,546)	(119)	NM
Financing activities	(1,052)	7,500	(114%)

NM - Not meaningful

Operating Activities

Net cash used in operating activities was $50.1 million for the six months ended June 30, 2022, compared to $10.3 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the increase in cash used in operating activities was driven by a $38.0 million increase in net loss, adjusted for non-cash items. The increase in net loss, adjusted for non-cash items was primarily due to higher operating expenses from higher headcount and increased spending associated with the ramp up of activities as we continue to invest in building our business and move closer to the start-up of manufacturing operations.

Investing Activities

Net cash used in investing activities was $24.5 million for the six months ended June 30, 2022, compared to $0.1 million for the six months ended June 30, 2021. The change in cash used in investing activities was primarily driven by $26.4 million in purchases of property and equipment compared to $0.1 million for the six months ended June 30, 2022 and 2021, respectively. In addition, for the six months ended June 30, 2022, we used $3.0 million in cash for an investment in FREYR Battery KSP JV, LLC, our equity method investee and received proceeds of $4.9 million from grants funding our property and equipment construction.

Financing Activities

Net cash used in financing activities was $1.1 million for the six months ended June 30, 2022, compared to cash provided by financing activities of $7.5 million for the six months ended June 30, 2021. Net cash used during 2022 was related to the purchase of treasury shares during the second quarter. Net cash provided during 2021, consisted of $7.5 million in proceeds from the issuance of redeemable preferred shares.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our December 31, 2021 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2022.

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

Currency Exchange Risk

We are exposed to currency risk from potential changes in currency values of our non-United States dollar denominated expenses, assets, liabilities, and cash flows. Our most significant currency exposure relates to the Norwegian Krone.

Inflation Risk

Increases in raw material and building supply prices and increases in freight and logistics costs, including those from inflationary pressures or from supply chain constraints, may adversely impact FREYR’s costs and results of operations. Rising raw material costs, including steel and aluminum which saw significant price increases in 2021, may result in significant increases in costs from our suppliers and increased lead-times associated with our raw materials, particularly since we have not established fixed prices and volumes with a majority of our prospective suppliers. Increased costs of building supply costs may adversely impact the cost of construction of our buildings, equipment, and infrastructure for our CQP and Giga Arctic.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. To the knowledge of our management, there are no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 9, 2022, except as discussed in Part II, Item IA, of our Quarterly Report on Form 10-Q for the period ended March 31, 2022. Additional risks not currently known to us or that we currently deem to be immaterial may also materially affect our consolidated financial position, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of ordinary shares during the three months ended June 30, 2022:

Period	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)

Ordinary shares:
April 1 – 30, 2022	-	$-	-	-
May 1 – 31, 2022	-	-	-	150,000
June 1 – 30, 2022	150,000	6.97	150,000	-
Total	150,000	$6.97	150,000	-

(1)	As announced in the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2022, in May 2022, the board of directors approved a share repurchase program (the “Share Repurchase Program”). The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150,000 of the Company’s Ordinary Shares, or approximately 0.13% of the current outstanding share capital. As of June 30, 2022, the authorized share repurchase was completed and no ordinary shares remain available for repurchase under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit Description
3.1	Consolidated Articles of Association of FREYR as of November 26, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 16, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡,*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡,*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

‡	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREYR BATTERY

Date: August 8, 2022	By:	/s/ Tom Einar Jensen
	Name:	Tom Einar Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Oscar K. Brown
	Name:	Oscar K. Brown
	Title:	Group Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)