Form 10-Q
period 2022-09-30
FREYR Battery
filed 2022-11-14
CIK 1844224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40581

FREYR Battery
(Exact name of Registrant as specified in its charter)

Luxembourg	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

22-24, Boulevard Royal, L-2449 Luxembourg
Grand Duchy of Luxembourg
+352 46 61 11 3721
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of November 10, 2022, the registrant had 116,705,234 ordinary shares, without nominal value, outstanding.

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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•Changes adversely affecting the battery industry and the development of existing or new technologies;
•The effect of the COVID-19 pandemic on our business;
•The failure of 24M Technologies, Inc. (“24M”) technology or our batteries to perform as expected;
•Our ability to commercialize 24M and other technology for our licensing business model and business plans;
•Our ability to manufacture battery cells and to develop and increase our production capacity in a cost-effective manner;
•The electrification of energy sources does not develop as expected, or develops more slowly than expected;
•Technological developments in existing technologies or new developments in competitive technologies that could adversely affect the demand for our battery cells;
•General economic and geopolitical conditions;
•Increases in the cost of electricity or raw materials and components;
•Our ability to protect our intellectual property;
•Changes in applicable laws or regulations, including environmental and export control laws;
•Our ability to attract and retain key employees;
•Our ability to execute and realize our business strategy and plans;
•Our ability to target and retain customers and suppliers;
•The failure to build our finance infrastructure and improve our accounting systems and controls;
•Our ability to assert, enforce and otherwise protect against unauthorized use of intellectual property rights licensed from 24M, which could result in our competitors using the intellectual property to offer products;
•The outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims;
•Whether and when we might pay dividends;
•Our ability to source materials from an ethically and sustainably sourced supply chain and 24M-qualified suppliers in sufficient quantities;
•The result of future financing efforts;
•The cost-competitiveness, carbon footprint, energy density, and charge-rates of our batteries;
•The timing, capacity, configurations, and locations of our battery factories and production lines;
•The planned construction and production dates for the customer qualification plant (“CQP”) and the planned construction period for each of our gigafactories;
•The cost to build the CQP and the gigafactories;
•Our expectations for our general and administrative expenses;
•Our expectations about market supply, demand, and other dynamics, including the number of industrial-scale battery manufacturing facilities in Norway, supply costs, regulatory developments, increased globalization, and consolidation in the automotive and energy industries;
ii

•The use and mix of lithium-nickel-manganese-oxide and lithium-iron-phosphate battery chemistries, including shifts in the battery chemistry mix due to conversations with potential customers;
•The market segments that we will initially target;
•Whether we will successfully enter into or obtain, and the impact of failing to sign or obtain, customer offtake agreements, necessary consents, other commercial agreements, permits, or licenses in a timely manner or at all; and
•Our ability to enter successful joint venture partnerships and licensing arrangements.
Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.
iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FREYR BATTERY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$416,431	$563,956
Restricted cash	2,160	1,671
Prepaid assets	9,397	15,882
Other current assets	9,317	1,282
Total current assets	437,305	582,791

Property and equipment, net	90,392	21,062
Convertible note	20,498	20,231
Equity method investments	1,807	2,938
Right-of-use asset under operating leases	12,730	—
Other long-term assets	9	11
Total assets	$562,741	$627,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,795	$3,813
Accrued liabilities and other	34,026	15,077
Accounts payable and accrued liabilities - related party	799	3,316
Deferred income	1,306	1,380
Share-based compensation liability	8,227	2,211
Total current liabilities	47,153	25,797

Warrant liability	94,712	49,124
Operating lease liability	9,933	—
Long-term share-based compensation liability	—	6,627
Total liabilities	151,798	81,548

Commitments and contingencies

Shareholders’ equity:
Ordinary share capital, no par value, 245,000 ordinary shares authorized and 116,854 issued as of both September 30, 2022 and December 31, 2021 and 116,704 and 116,854 ordinary shares outstanding as of September 30, 2022 and December 31, 2021, respectively	116,854	116,854
Additional paid-in capital	540,561	533,418
Treasury stock	(1,052)	—
Accumulated other comprehensive (loss) income	(17,071)	(524)
Accumulated deficit	(228,349)	(104,263)
Total shareholders' equity	410,943	545,485

Total liabilities and shareholders' equity	$562,741	$627,033
See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$25,124	$30,057	$77,888	$46,245
Research and development	3,253	5,257	9,194	11,209
Equity in losses from investee	668	—	1,131	—
Total operating expenses	29,045	35,314	88,213	57,454
Loss from operations	(29,045)	(35,314)	(88,213)	(57,454)

Other income (expense):
Warrant liability fair value adjustment	(70,292)	(11,173)	(45,588)	(11,173)
Redeemable preferred shares fair value adjustment	—	—	—	75
Convertible note fair value adjustment	(224)	—	267	—
Interest income	71	51	132	59
Interest expense	(11)	(1)	(43)	(1)
Foreign currency transaction gain	4,325	1,015	5,415	827
Other income, net	1,326	3	3,944	2,325
Total other income (expense)	(64,805)	(10,105)	(35,873)	(7,888)
Loss before income taxes	(93,850)	(45,419)	(124,086)	(65,342)
Income tax expense	—	—	—	—
Net loss	$(93,850)	$(45,419)	$(124,086)	$(65,342)

Weighted average ordinary shares outstanding - basic and diluted	116,704	108,713	116,795	61,467
Net loss per share - basic and diluted	$(0.80)	$(0.42)	$(1.06)	$(1.06)

Other comprehensive loss:
Net loss	$(93,850)	$(45,419)	$(124,086)	$(65,342)
Foreign currency translation adjustments	(9,089)	(558)	(16,547)	(324)
Total comprehensive loss	$(102,939)	$(45,977)	$(140,633)	$(65,666)

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In Thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Ordinary Shares
	Shares	Amount
Balance as of January 1, 2021	37,452	$—	$15,183	$658	$—	$(10,885)	$4,956
Share-based compensation expense	—	—	4,617	—	—	—	4,617
Net loss	—	—	—	—	—	(11,887)	(11,887)
Other comprehensive income	—	—	—	57	—	—	57
Balance as of March 31, 2021	37,452	—	$19,800	$715	$—	$(22,772)	$(2,257)
Share-based compensation expense	—	—	528	—	—	—	528
Net loss	—	—	—	—	—	(8,036)	(8,036)
Other comprehensive income	—	—	—	177	—	—	177
Balance as of June 30, 2021	37,452	—	$20,328	$892	$—	$(30,808)	$(9,588)
Share-based compensation expense	—	—	8,349	—	—	—	8,349
Norway Demerger	—	—	(2,897)	—	—	—	(2,897)
Issuance of ordinary shares in settlement of FREYR Legacy preferred shares	1,490	—	14,895	—	—	—	14,895
PIPE Investment, net of transaction costs	60,000	—	579,000	—	—	—	579,000
Business Combination, net of redemptions and transaction costs	17,498	—	39,192				39,192
Net loss	—	—	—	—	—	(45,419)	(45,419)
Other comprehensive loss	—	—	—	(558)	—	—	(558)
Balance as of September 30, 2021	116,440	—	$658,868	$334	$—	$(76,227)	$582,975

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Ordinary Shares
	Shares	Amount
Balance as of January 1, 2022	116,854	$116,854	$533,418	$(524)	$—	$(104,263)	$545,485
Share-based compensation expense	—	—	850	—	—	—	850
Net loss	—	—	—	—	—	(34,907)	(34,907)
Other comprehensive income	—	—	—	333	—	—	333
Balance as of March 31, 2022	116,854	116,854	$534,268	$(191)	$—	$(139,170)	$511,761
Share-based compensation expense	—	—	5,371	—	—	—	5,371
Net income	—	—	—	—	—	4,671	4,671
Repurchase of shares	—	—	—	—	(1,052)	—	(1,052)
Other comprehensive loss	—	—	—	(7,791)	—	—	(7,791)
Balance as of June 30, 2022	116,854	116,854	$539,639	$(7,982)	$(1,052)	$(134,499)	$512,960
Share-based compensation expense	—	—	922	—	—	—	922
Net loss	—	—	—	—	—	(93,850)	(93,850)
Other comprehensive loss	—	—	—	(9,089)	—	—	(9,089)
Balance as of September 30, 2022	116,854	116,854	$540,561	$(17,071)	$(1,052)	$(228,349)	$410,943

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(124,086)	$(65,342)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	9,280	14,367
Depreciation	298	54
Reduction in the carrying amount of right-of-use assets	1,096	—
Warrant liability fair value adjustment	45,588	11,173
Redeemable preferred shares fair value adjustment	—	(74)
Convertible note fair value adjustment	(267)	—
Equity in losses from investee	1,131	—
Foreign currency transaction net unrealized gain	(4,864)	—
Other	—	(54)
Changes in assets and liabilities:
Prepaid assets	4,054	(6,065)
Other current assets	(11,113)	(236)
Accounts payable and accrued liabilities	5,692	8,365
Accounts payable and accrued liabilities - related party	820	738
Other current liabilities	(2)	—
Deferred income	182	1,431
Operating lease liability	(802)	—
Net cash used in operating activities	(72,993)	(35,643)

Cash flows from investing activities:
Proceeds from property related grants	10,461	—
Purchases of property and equipment	(77,687)	(4,099)
Investments in equity method investee	(3,000)	—
Purchases of other long-term assets	—	(12)
Net cash used in investing activities	(70,226)	(4,111)

Cash flows from financing activities:
Repurchase of treasury shares	(1,052)	—
Proceeds from Business Combination	—	70,836
Proceeds from PIPE Investment	—	600,000
Issuance cost	—	(26,334)
Payments for the Norway Demerger	—	(3,002)
Proceeds from issuance of redeemable preferred shares	—	7,500
Net cash (used in) provided by financing activities	(1,052)	649,000

Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(2,765)	(730)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(147,036)	608,516
Cash, cash equivalents, and restricted cash at beginning of period	565,627	14,945
Cash, cash equivalents, and restricted cash at end of period	$418,591	$623,461

Significant non-cash investing and financing activities:
Accrued purchases of property and equipment	$18,514	$—
Settlement of accrued liabilities through issuance of non-employee warrants	—	460

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$416,431	$622,582
Restricted cash	2,160	879
Cash, cash equivalents, and restricted cash	$418,591	$623,461

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND BASIS OF PRESENTATION
Description of the Business
FREYR Battery (“FREYR,” the “Company”, “we”, or “us”) is a developer of clean, next-generation battery cell production capacity. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. We are in the design and testing phase related to our battery production process and we are in the final stages of the construction of our Customer Qualification Plant (“CQP”) and groundworks and foundation structures for our inaugural gigafactory (“Giga Arctic”), both located in Mo i Rana, Norway. As of September 30, 2022, we have not yet initiated manufacturing or derived revenue from our principal business activities.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2021 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021, was derived from the audited consolidated financial statements as of December 31, 2021. However, these interim condensed consolidated financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted this guidance as of January 1, 2022, on a modified retrospective basis and thus did not restate comparative periods. As a result, the comparative financial information and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease, and our initial direct costs for any leases that existed before the adoption of the new standard. A description of our accounting policy and accounting methods elected, is included under “Leases” above. Our right-of-use assets and corresponding lease liabilities for operating lease liabilities at adoption were $9.9 million. There was no change to accumulated deficit as a result of adoption, and the implementation of this standard did not cause a material change in the Company’s operating expenses.
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
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Construction in progress	$88,879	$20,017
Office equipment and other	1,889	1,180
	90,768	21,197
Less: Accumulated depreciation	(376)	(135)
Total	$90,392	$21,062
Construction in progress primarily includes costs related to the construction of the CQP and Giga Arctic facilities and the related production equipment in Mo i Rana, Norway. Depreciation expense was $0.3 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Accrued purchases	$20,528	$8,165
Accrued payroll and payroll related expenses	10,437	6,476
Operating lease liabilities (Note 6)	3,061	—
Accrued other operating costs	—	436
Total	$34,026	$15,077
6. LEASES
We currently lease our corporate headquarters, the building for the CQP, the land for the Giga Arctic facilities, as well as other facilities and properties. Our leases have remaining lease terms of up to 50 years, some of which include options to extend the leases and some of which include options to terminate the leases at our sole discretion. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. As of September 30, 2022, all of our leases are operating leases.
The components of lease liabilities included in our condensed consolidated balance sheet consisted of the following (in thousands):

September 30, 2022

Accrued liabilities and other (Note 5)	$3,061
Operating lease liability	9,933
Total	$12,994
Components of lease expenses were as follows (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022

Operating lease cost	$558	$1,577
Variable lease cost	65	167
Short-term lease cost	45	60
Total lease cost	$668	$1,804
The remaining minimum lease payments due on our long-term leases are as follows (in thousands):

September 30, 2022

For the remainder of 2022	$900
2023	2,664
2024	1,740
2025	1,783
2026	1,778
Thereafter	18,173
Total undiscounted lease payments	27,038
Less: imputed interest	(14,044)
Present value of lease liabilities	$12,994

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Weighted average remaining lease term and discount rate are as follows:

September 30, 2022

Weighted-average remaining lease term (in years)	24.7
Weighted-average discount rate	6.93%
Supplemental cash flow information related to leases were as follows (in thousands):

Nine months ended September 30, 2022

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$1,308
Lease liabilities arising from obtaining right-of-use assets	13,578
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
8. WARRANTS
Public and Private Warrants
As of September 30, 2022 and December 31, 2021, we had 24,625,000 warrants outstanding (the “Warrants”), consisting of 14,375,000 public warrants (the “Public Warrants”) and 10,250,000 private warrants (the “Private Warrants”). The Warrants entitle the holder thereof to purchase one of our ordinary shares at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
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
The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by FREYR. We determined that the Private Warrants are not considered indexed to our ordinary shares as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented as warrant liability on the condensed consolidated balance sheets. See also Note 9 – Fair Value Measurement.
EDGE Warrants
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
On September 1, 2020, FREYR Legacy amended the 2019 EDGE Agreement, effective as of July 1, 2020 (the “2020 EDGE Agreement”). FREYR Legacy issued an additional 687,219 warrants to EDGE under the 2020 EDGE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Agreement with an initial subscription price of $0.99 per share, which was modified to $1.22 per share on September 25, 2020. The warrants vested over an eighteen months graded vesting period and expire on September 30, 2025.
We determined that the EDGE Warrants are equity classified as they are indexed to our ordinary shares. Upon the consummation of the Business Combination on July 9, 2021, all unvested warrants under the 2019 and 2020 Edge Agreements vested immediately. As such, on July 9, 2021, compensation cost was recognized for the remaining unrecognized fair value of these awards.
9. FAIR VALUE MEASUREMENT
The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and liabilities at fair value on a recurring basis according to the valuation techniques we use to determine their fair value (in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note	$—	$—	$20,498	$20,498	$—	$—	$20,231	$20,231
Liabilities:
Warrant Liabilities	$—	$—	$94,712	$94,712	$—	$—	$49,124	$49,124
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
We measured our Private Warrants and the Convertible Note as of September 30, 2022 and December 31, 2021 at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The valuation of the Private Warrants and the Convertible Note used assumptions and estimates that we believed would be made by a market participant in making the same valuation. Changes in the fair value of the Private Warrants related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the Convertible Note related to updated assumptions and estimates were recognized as a convertible note fair value adjustment within the condensed consolidated statement of operations and comprehensive loss.
As of September 30, 2022 and December 31, 2021, the carrying value of all other financial assets and liabilities approximated their respective fair values.
Private Warrants
The Private Warrants outstanding on September 30, 2022 and December 31, 2021, were valued using the Black-Scholes-Merton option pricing model. See Note 8 – Warrants above for further detail. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants as of September 30, 2022 and December 31, 2021, required the use of subjective assumptions:
•The risk-free interest rate assumption was based on the United States Treasury Rates, which was commensurate with the contractual terms of the Private Warrants, which expire on the earlier of (i) five years after the completion of the Business Combination or July 9, 2026 and (ii) redemption or liquidation. An increase in the risk-free interest rate, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.
•The expected term was determined to be 3.78 and 4.53 years as of September 30, 2022 and December 31, 2021, respectively, given the expiration of the Private Warrants as noted above. An increase in the expected term, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.
•The expected volatility assumption was based on the implied volatility from a set of comparable publicly traded companies as determined based on the size and industry. An increase in expected volatility, in isolation, would increase the fair value measurement of the Private Warrants and vice versa.
Using this approach, an exercise price of $11.50 and a share price of $14.24 and $11.18 as of September 30, 2022 and December 31, 2021, respectively, we determined that the fair value of the Private Warrants was $94.7 million and $49.1 million, respectively.
Convertible Note
As of September 30, 2022 and December 31, 2021, we had an investment in a convertible note from 24M that was fair valued pursuant to the election of the fair value option under ASC 825, Financial Instruments. See Note 14 – Convertible Note for further detail. The Company considers this to provide a more accurate reflection of the current economic environment of the instrument. The Convertible Note was valued using a scenario-based framework. This analysis assumed various scenarios that were weighted based on the likelihood of occurrence. Within each scenario, an income approach, specifically the discounted cash flow approach, was utilized based on the expected payoffs upon the event, the discount rate, and the expected timing and then the expected probability of occurrence was applied, all of which management determined

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
were significant assumptions. We noted that a change in the expected payoffs, discount rate, timing, or expected probability would result in a change to the fair value ascribed to the Convertible Note.
Redeemable Preferred Shares
On November 11, 2020, 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 71.5 million ($7.5 million) to two affiliates of Alussa in exchange for a cash contribution of $7.5 million (the “Preferred Share Preference Amount”). Concurrently, FREYR Legacy issued 92,500,000 warrants that were subscribed together with the redeemable preferred shares and considered an embedded feature as they were not separately exercisable. On February 16, 2021, an additional 7,500,000 redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 64.1 million ($7.5 million) to three affiliates of Alussa in exchange for a Preferred Share Preference Amount of $7.5 million. As part of the Business Combination and after the Norway demerger, the FREYR Legacy preferred shares were repurchased by FREYR at an adjusted Preferred Share Preference Amount of $14.9 million and the holders received 1,489,500 ordinary shares of FREYR. Before settlement, the preferred shares were valued using a scenario-based framework. Within each scenario, an income approach, specifically the discounted cash flow approach, was utilized based on the expected payoffs upon the conversion or redemption event, the estimated yield, and the expected probability of occurrence, which we determined was a significant assumption. Prior to settlement, changes in the fair value of the redeemable preferred shares related to updated assumptions and estimates were recognized as redeemable preferred shares fair value adjustment within the consolidated statements of operations and comprehensive loss.
The changes in the Level 3 instruments measured at fair value were as follows (in thousands):

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Asset	Liability	Asset	Liability
	Convertible Note	Private Warrants	Convertible Note	Private Warrants	Redeemable Preferred Shares

Balance (beginning of period)	$20,231	$49,124	$—	$—	$7,574
Additions	—	—	—	27,265	7,500
Fair value measurement adjustments	267	45,588	—	11,173	(74)
Foreign currency exchange effects	—	—	—	—	—
Settlements	—	—	—	—	(15,000)
Balance (end of period)	$20,498	$94,712	$—	$38,438	$—
10. SHAREHOLDERS' EQUITY
Ordinary Shares
As of September 30, 2022 and December 31, 2021, 245,000,000 ordinary shares without par value were authorized and 116,703,504 and 116,853,504 ordinary shares were outstanding as of September 30, 2022 and December 31, 2021, respectively. Holders of ordinary shares are entitled to one vote per share and are entitled to receive dividends when, as, and if, declared by our Board of Directors. As of September 30, 2022, we have not declared any dividends.
Share Repurchase Program
In May 2022, the board of directors approved a share repurchase program (the “Share Repurchase Program”). The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150,000 of the Company’s Ordinary Shares, or approximately 0.13% of the current outstanding share capital. The Share Repurchase Program had no time limit and was able to be suspended or discontinued at any time. We purchased 150,000 ordinary shares at an average price of $6.97 per share, excluding fees, during the nine months ended September 30, 2022 (no comparative amounts for the nine months ended September 30, 2021). As of September 30, 2022, the authorized share repurchase was completed and no ordinary shares remain available for repurchase under the program.
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
As a result of the consummation of the Business Combination on July 9, 2021, the stock options and warrants and performance stock options and warrants already granted or earmarked for an employee’s first year of employment vested immediately. As such, on July 9, 2021, share-based compensation was recognized for the remaining unrecognized fair value of the 2019 Plan awards. Effective as of the close of the Business Combination, the 2019 Plan was modified to require cash-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
settlement after a lock-up period of either (i) one year for all non-executive employees or (ii) two years for all executive employees. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expense or research and development expense within the consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.
During the nine months ended September 30, 2022, 300,352 of the 2019 Plan awards were exercised.
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
All options and restricted stock units (“RSUs”) granted under the 2021 LTIP vest annually in equal thirds and options can be exercised up to five years after the grant date. There are no performance or market conditions for vesting. During the nine months ended September 30, 2022, 3.8 million options were granted to employees and directors, 81,191 RSUs were granted, and 166,777 options were forfeited.
CEO Option Awards
 On June 16, 2021, our Chief Executive Officer (“CEO”) entered into a stock option agreement, as an appendix to an employment agreement, effective upon the consummation of the Business Combination. In accordance with the stock option agreement, on July 13, 2021 our CEO was granted 850,000 options to acquire our shares at an exercise price of $10.00 (the “CEO Option Awards”). The CEO Option Awards are subject to nine separate performance criteria, each of which is related to 1/9th of the total award amount. If any of the performance criteria are achieved and certified by the board of directors during their first quarter 2022 meeting, the corresponding awards will vest in equal thirds on December 31, 2022, September 30, 2023, and June 1, 2024. If achieved and certified during the first quarter 2023 meeting, the awards will vest in equal halves on September 30, 2023 and June 1, 2024. Compensation cost is recognized to the extent that achievement of the performance criteria is deemed probable. During the nine months ended September 30, 2022, 94,444 of the CEO Option Awards were deemed probable.
11. GOVERNMENT GRANTS
On February 12, 2021, we were awarded a grant of NOK 39.0 million ($4.6 million based on NOK/USD exchange rate at the time of the transaction) for research, development, and innovation in environmental technology. The grant was awarded to assist with the costs incurred associated with employees and staff, contract research and consultants, overhead and operating expenses and intellectual property, patents, and licenses. The grant is paid out in three installments based on meeting certain milestones in the agreement, in which the last milestone is payable after the final project report is approved. The grant is subject to meeting certain business size thresholds and conditions, such as documenting and supporting costs incurred, obtaining a third-party attestation of our related records, and implementing policies that demonstrate good corporate governance. For the portion of any grant received for which costs have not yet been either incurred or supported through the appropriate documentation, we recognize deferred income in the condensed consolidated balance sheets. The first milestone of 30% and the second milestone of 50% were met during 2021 and payment was received. However, as of September 30, 2022, the appropriate documentation of the financing of project costs and third-party attestation had only occurred for the second milestone. As such, we recorded $1.3 million as of September 30, 2022 and $1.4 million as of December 31, 2021, as deferred income within the condensed consolidated balance sheet. For the nine months ended September 30, 2022 and 2021, no other income was recognized within the condensed consolidated statements of operations and comprehensive loss related to this grant.
On March 1, 2021, we were awarded a grant of NOK 142.0 million ($16.5 million based on NOK/USD exchange rate at the time of the transaction) for the development and construction of the pilot plant in Mo i Rana, Norway. The grant was awarded to assist with the costs incurred associated with the pilot plant including research and development, general and administrative, and construction in progress. The grant is paid in arrears upon request based on progress and accounting reports with the last milestone becoming payable after the final project report is approved. The grant is subject to achieving successful financing of the pilot plant and other conditions, such as documenting and supporting costs incurred and obtaining a third-party attestation of our related records. For the nine months ended September 30, 2022, we satisfied the requirements for payments totaling $11.9 million of which $1.4 million related to costs which were expensed and were recognized as other income and $10.5 million related to costs which were capitalized and were recognized as a reduction of the carrying amount of the CQP’s construction in progress. For the nine months ended September 30, 2021, no amounts were recognized in relation to this grant.
12. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses in each year since inception. The Company’s effective income tax rate

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
was 0% for the three and nine months ended September 30, 2022 and 2021 as the Company continues to maintain a full valuation allowance against its deferred tax assets.
13. RELATED PARTY TRANSACTIONS
EDGE Agreements
The 2020 EDGE Agreement provided that FREYR Legacy should pay EDGE a monthly retainer fee. Additionally, FREYR Legacy agreed to make certain milestone payments to EDGE based on the closing of certain additional financing rounds as defined within the 2020 EDGE Agreement. See Note 10 – Shareholders' Equity for further discussion on the warrant agreements between FREYR Legacy and EDGE. On January 18, 2021, the board resolved to terminate the 2020 EDGE Agreement and enter into an employment contract with the continuing CEO and a consulting contract with the prior Chief Commercial Officer, subject to the closing of the Business Combination. See below for further detail on the consulting agreement with the prior Chief Commercial Officer.
The expenses incurred in relation to the consulting services provided for the three and nine months ended September 30, 2021 were $4.0 million and $4.3 million, respectively. No expenses were recorded in the corresponding periods of 2022. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. There was no unpaid amount in accounts payable and accrued liabilities – related party as of September 30, 2022 and December 31, 2021.
Consulting Agreement
Concurrent with the consummation of the Business Combination, we agreed to a consulting agreement with the prior Chief Commercial Officer and current member of the board of directors. Per the consulting agreement, the consultant will provide services related to scaling sustainable energy storage, as well as any other services requested by us, for a term of three years. During this term, we will pay the consultant an annual fee of $0.4 million plus expenses. Per the agreement, the consultant is also entitled to participate in our benefit plans made available to our senior executives. The expenses incurred for consulting services for the three and nine months ended September 30, 2022 were $0.1 million and $0.4 million, respectively, and $0.1 million for both the three and nine months ended September 30, 2021. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of less than $0.1 million was recognized in accounts payable and accrued liabilities - related party as of September 30, 2022 and December 31, 2021.
Metier
In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier OEC is the brother of our current Executive Vice President Project Execution. The expenses incurred for consulting services for the three and nine months ended September 30, 2022 were $1.3 million and $4.1 million, respectively, and $1.1 million and $3.5 million for the three and nine months ended September 30, 2021, respectively. These expenses are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The unpaid amount of $0.7 million and $0.3 million was recognized in accounts payable and accrued liabilities - related party as of September 30, 2022 and December 31, 2021, respectively.
Equity Method Investment
We hold a 50% common stock ownership in a joint venture with Koch Strategic Platforms (“Koch”) that is accounted for under the equity method. The joint venture was formed in October 2021 to advance the development of clean battery cell manufacturing in the United States. As part of this agreement, both parties agreed to contribute $3.0 million for the initial costs related to developing the first gigafactory to project concept selection, and these contributions were made in January 2022. Project concept selection remained under development as of September 30, 2022. The joint venture reported a net loss of $2.3 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, we recorded $1.1 million of expenses related to the joint venture. There were no unpaid amounts due to the joint venture as of September 30, 2022 and December 31, 2021.
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
15. NET LOSS PER SHARE
The Company’s basic net loss per share attributable to ordinary shareholders for the three and nine months ended September 30, 2022 was computed by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three and nine months ended September 30, 2021, we computed net loss per share using the two-class method required for participating securities. Under the two-class method, undistributed earnings for the period are allocated to participating securities, including the redeemable preferred shares that were settled as part of the Business Combination, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there was no contractual obligation for the redeemable preferred shares to share in losses, our basic net loss per share attributable to ordinary shareholders for the three and nine months ended September 30, 2021, was computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding.
No dividends were declared or paid for the nine months ended September 30, 2022 and 2021.
Diluted net loss per share attributable to ordinary shareholders adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the nine months ended September 30, 2022 and 2021, the treasury stock method was used to assess our warrants and share-based payment awards while the if-converted method was used to assess our redeemable preferred shares.
The following table sets forth the computation of our basic and diluted net loss per share attributable to ordinary shareholders for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Numerator:
Net loss attributable to ordinary shareholders – basic and diluted	$(93,850)	$(45,419)	$(124,086)	$(65,342)
Denominator:
Weighted average ordinary shares outstanding – basic and diluted	116,704	108,713	116,795	61,467
Net loss per ordinary share:
Basic and diluted	$(0.80)	$(0.42)	$(1.06)	$(1.06)
The following table discloses the outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Public Warrants	14,375	14,375	14,375	14,375
Private Warrants	10,250	10,250	10,250	10,250
EDGE warrants	2,176	2,176	2,176	2,176
Share-based compensation liability awards (1)	567	—	567	—
Employee awards	5,697	3,358	5,697	3,358
RSUs	81	—	81	—
CEO option awards (2)	94	—	94	—
Other nonemployee warrants	—	413	—	413
Total	33,240	30,572	33,240	30,572

(1)    Share-based compensation liability awards exclude 140,597 of the total outstanding 707,532 option and warrant liability awards, as these awards are required to be cash-settled due to the expiration of the lock-up period specified in the BCA. See Note 10 – Shareholders' Equity for further details.
(2)    For the three and nine months ended September 30, 2022, the Company excluded 755,556 of the total 850,000 CEO Option Awards, as it is not yet probable that the performance conditions for these options will be achieved.
16. SUBSEQUENT EVENTS
Restricted Cash
In October 2022, an additional $133.8 million, or 32% of our September 30, 2022 cash and cash equivalents balance, was classified as restricted cash after the Company entered into contractual obligations with a contractor for the Giga Arctic construction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Giga America
On November 11, 2022, FREYR announced the launch of the Giga America clean battery cell manufacturing project in Coweta County, Georgia. Construction of Giga America is expected to take place in multiple phases. The first cell production module is expected to be approximately 34 GWh and will be established with the United States-based 24M production platform, which is intended to produce highly capital efficient and clean battery cells. FREYR made an additional $49.0 million capital contribution to its joint venture in the United States in November 2022, primarily to fund the land acquisition for Giga America and to take a controlling interest in the joint venture.

ITEM 2. FREYR BATTERY’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This FREYR Battery’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited interim condensed consolidated financial statements and the accompanying notes included as part of this Quarterly Report on Form 10-Q for the period ended September 30, 2022. The financial information contained herein is taken or derived from such audited annual consolidated financial statements and unaudited interim condensed consolidated financial statements, unless otherwise indicated. The following discussion contains forward-looking statements and actual results could differ materially from those that are discussed in these forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-Q and our December 31, 2021 Annual Report on Form 10-K for more information on factors that could cause or contribute to such differences. Unless the context otherwise requires, all references in this section to “FREYR” refer to FREYR Legacy prior to the closing of the Business Combination and to FREYR Battery following the closing of the Business Combination.
Overview
FREYR Battery (“FREYR,” the “Company”, “we”, or “us”) is a developer of clean, next-generation battery cell production capacity. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. We are in the design and testing phase related to our battery production process and we are in the final stages of construction of our Customer Qualification Plant (“CQP”) and groundworks and foundation structures for our inaugural gigafactory (“Giga Arctic”), both located in Mo i Rana, Norway. As of September 30, 2022, we have not yet initiated manufacturing or derived revenue from our principal business activities.
Our initial CQP production line is based on our licensed SemiSolidTM technology and partnership with 24M Technologies (“24M”) and lithium-ion chemistry. Future development and expansion could incorporate alternative chemistry models and additional advances in battery technology both through our ongoing partnership with 24M, joint ventures, and licensing opportunities. We will initially target market opportunities in energy storage systems (“ESS”), marine applications, commercial vehicles, and electric vehicles (“EV”) with high density and slower charge requirements, with plans to target additional markets, including faster charge battery cells for the broader consumer EV market.
We expect our capital and operating expenditures to increase significantly for the full year of 2022 and in 2023 in connection with our ongoing activities and to prepare for growth, as we:
•Construct manufacturing facilities and purchase related equipment;
•Commercialize products;
•Make additional investments in technology;
•Maintain and improve operational, financial, and management information systems;
•Hire additional personnel; and
•Operate as a public company.
Recent Developments
•On November 11, 2022, FREYR announced the launch of the Giga America clean battery cell manufacturing project in Coweta County, Georgia. Construction of Giga America is expected to take place in multiple phases. The first cell production module is expected to be approximately 34 GWh and will be established with the United States-based 24M production platform, which is intended to produce highly capital efficient and clean battery cells. FREYR made an additional $49.0 million capital contribution to its joint venture in the United States in November 2022, primarily to fund the land acquisition for Giga America and to take a controlling interest in the joint venture.
•In October 2022, FREYR signed a license and services agreement with Taiwan based Aleees. The agreement, which includes ongoing services and support from Aleees, provides FREYR with a worldwide license to produce and sell lithium-iron phosphate (“LFP”) cathode battery material based on Aleees’ technology and to build production facilities leveraging Aleees’ industrial experience. Aleees is an approved supplier of LFP cathode material to 24M and an established LFP cathode producer outside of mainland China. LFP cathode materials represent a significant component of the cost of a battery cell and the projected full-cycle supply chain carbon footprint of cells. Through this agreement and in cooperation with Aleees, FREYR is positioned to become a low cost and low carbon producer of LFP cathode material.
•In September 2022, FREYR announced key contracts related to constructing and equipping its Giga Arctic manufacturing facility in Mo i Rana, Norway. FREYR signed an agreement with HENT AS (“HENT”) for the planning, project management, and construction of FREYR’s 120,000 square-meter Giga Arctic battery factory. HENT is one of Norway’s largest general contractors and project developers. FREYR also entered into an agreement with Italy based NTE Process (“NTE”) to supply a complete and integrated drying and powder handling system to Giga Arctic. FREYR also awarded an agreement to UK based Mpac Group (“Mpac”) to provide production line equipment for automated casting and unit cell assembly to the Giga Arctic project. Both of these equipment suppliers are pre-qualified vendors of 24M and are currently supplying equipment for the CQP project.

•In August 2022, FREYR executed a joint venture agreement with Nidec Corporation (“Nidec”), which included complete terms for a follow-on sales agreement, to supply 38 Gigawatt hours (“GWh”) of LFP Li-Ion battery cells from 2025 to 2030, with options to increase the volume to 50 GWh and to extend the contract beyond 2030. The joint venture will combine FREYR’s clean, next-generation battery cells with Nidec’s expertise as a global leader in the ESS business and will produce modules and packs and generate integrated downstream ESS solutions for industrial and utility grade customers. The battery cell sales agreement will be executed with the joint venture when it is incorporated.
•In August 2022, FREYR announced a strategic partnership with South Korea based Hana Technology Co. Ltd (“Hana Technology”) to jointly develop formation and aging, pouch assembly, and inspection and packaging equipment and automation solutions for FREYR’s planned gigafactories. This strategic alliance frame agreement will enable FREYR and Hana Technology to customize and co-develop solutions for the Giga Arctic.
•In August 2022, FREYR announced the establishment of two new technology centers in Japan and the United States, which will continue to enhance the Company’s global footprint. The technology resources campus and business unit in Fukuoka, Japan will focus on the facilitation and scale-up of FREYR’s testing and development of the 24M battery platform. The technology center in Boston, Massachusetts will support the Company’s expansion strategy to accelerate the development of the Company’s first United States gigafactory, Giga America, and to enhance technological development and strategic coordination with 24M.
•On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law in the United States. The IRA includes $369 billion in climate and energy-related provisions, including those to incentivize and accelerate the build out of renewable energy and accelerate the adoption of EV technologies. The IRA creates specific tax credit incentives for the manufacturing and production of battery cells, modules, and electrode materials in the United States, and extends the Investment Tax Credit to standalone battery storage technology projects for the first time without co-location requirements to solar or wind developments. The IRA will likely drive significantly lower battery costs and prices in the United States, potentially leading to a surge in domestic ESS activity. The benefits of the IRA support the Company’s acceleration of a potential investment in Giga America.
•In October 2022, FREYR announced a new service agreement with ITOCHU Corporation (“ITOCHU”), the Japan-based global trading and import/export company. As part of this agreement, ITOCHU will serve as a direct materials supplier for FREYR’s procurement and supply chain operations to secure the raw materials required for FREYR’s planned battery production at giga scale. Additionally, ITOCHU is an investor in 24M.
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
Share Repurchase Program
In May 2022, the board of directors approved a share repurchase program (the “Share Repurchase Program”). The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150,000 of the Company’s Ordinary Shares, or approximately 0.13% of the current outstanding share capital. The Share Repurchase Program had no time limit and was able to be suspended or discontinued at any time. We purchased 150,000 ordinary shares at an average price of $6.97 per share, excluding fees, during the nine months ended September 30, 2022 (no comparative amounts for the nine months ended September 30, 2021). As of September 30, 2022, the authorized share repurchase was completed and no ordinary shares remain available for repurchase under the program.

Results of Operations
The following table sets forth FREYR Battery’s condensed consolidated results of operations data for the periods presented (in thousands except percentages):

	Three months ended September 30,		Change (%)	Nine months ended September 30,		Change (%)
	2022	2021		2022	2021

Operating expenses:
General and administrative	$25,124	$30,057	(16%)	$77,888	$46,245	68%
Research and development	3,253	5,257	(38%)	9,194	11,209	(18%)
Equity in losses from investee	668	—	NM	1,131	—	NM
Total operating expenses	29,045	35,314	(18%)	88,213	57,454	54%
Loss from operations	(29,045)	(35,314)	(18%)	(88,213)	(57,454)	54%
Other income (expense)	(64,805)	(10,105)	541%	(35,873)	(7,888)	355%
Loss before income taxes	(93,850)	(45,419)	107%	(124,086)	(65,342)	90%
Income tax expense	—	—	NM	—	—	NM
Net loss	$(93,850)	$(45,419)	107%	$(124,086)	$(65,342)	90%

NM - Not meaningful
Operating expenses
General and administrative
General and administrative expenses consist of personnel and personnel-related expenses, including share-based compensation, fees paid for contractors and consultants assisting with growing the business, office space related costs, travel costs, public relations costs, legal, accounting and audit fees, and depreciation expense.
General and administrative expenses decreased by $4.9 million or 16%, to $25.1 million for the three months ended September 30, 2022, from $30.1 million for the three months ended September 30, 2021. This is primarily due to a decrease in compensation expense, largely attributable to the Business Combination in 2021. General and administrative expenses increased by $31.6 million or 68%, to $77.9 million for the nine months ended September 30, 2022, from $46.2 million for the nine months ended September 30, 2021. This is primarily due to higher headcount and increased spending associated with the ramp up of activities as we continue to invest in building our business and move closer to start-up of manufacturing operations. Overhead costs also increased due to the professional fees and other costs related to operating as a public company, partially offset by a decrease in compensation expense as described above.
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
Research and development (“R&D”)
R&D expenses consist primarily of compensation to employees engaged in research and development activities, including share-based compensation, internal and external engineering, supplies and services, and contributions to research institutions. R&D expenses also include development costs related to our technology license with 24M.
R&D expenses decreased by $2.0 million or 38% to $3.3 million for the three months ended September 30, 2022, from $5.3 million for the three months ended September 30, 2021. R&D expenses decreased by $2.0 million or 18% to $9.2 million for the nine months ended September 30, 2022, from $11.2 million for the nine months ended September 30, 2021. This is primarily due to a decrease of $1.5 million in share-based compensation costs, largely attributable to employee options and warrants which vested immediately following the Business Combination in 2021
We expect R&D expenses to increase in future periods as we increase our personnel and research activities.
Equity in losses from investee
Equity in losses from investee consists of our proportionate share of the net earnings or losses and other comprehensive income from our United States joint venture, which is accounted for under the equity method, as we exercise significant influence but not control, over its operating and financial policies.

Equity in losses from investee of $0.7 million and $1.1 million were recognized for the three and nine months ended September 30, 2022, respectively. There was no equity in losses from investee for the corresponding periods in 2021.
Other income (expense)
Other income (expense) primarily consists of the fair value adjustments on our warrant liability, convertible note, redeemable preferred shares, interest income and expense, net foreign currency transaction gains and losses, and grant proceeds received.
Other expense increased by $54.7 million to $64.8 million for the three months ended September 30, 2022 from $10.1 million for the three months ended September 30, 2021. Other expense increased by $28.0 million to $35.9 million for the nine months ended September 30, 2022 from $7.9 million for the nine months ended September 30, 2021. The increase in other expense is primarily due to the $70.3 million and $45.6 million loss on the revaluation of the warrant liability recorded during the three and nine months ended September 30, 2022 as a result of an increase in our stock price.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
As of September 30, 2022, we had approximately $418.6 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $47.2 million. To date, our principal sources of liquidity have been proceeds received from the Business Combination, issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for constructing and equipping our battery manufacturing facilities, including the CQP and Giga Arctic, technology licensing, R&D activities, and general corporate purposes.
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
Until we can generate sufficient revenue to adequately support our liquidity requirements, we expect to fund short-term cash needs through our existing cash balances. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the 12 months following September 30, 2022.
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
Cash Flow Summary
The following table summarizes our cash flows (in thousands):

	Nine months ended September 30,		Change (%)
	2022	2021

Net cash (used in) provided by:
Operating activities	$(72,993)	$(35,643)	105%
Investing activities	(70,226)	(4,111)	NM
Financing activities	(1,052)	649,000	(100%)

NM - Not meaningful
Operating Activities
Net cash used in operating activities was $73.0 million for the nine months ended September 30, 2022, compared to $35.6 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the increase in cash used in operating activities was driven by a $31.9 million increase in net loss, adjusted for non-cash items. The increase in net loss, adjusted for non-cash items was primarily due to higher operating expenses from higher headcount and increased spending associated with the ramp up of activities as we continue to invest in building our business and move closer to the start-up of manufacturing operations.
Investing Activities
Net cash used in investing activities was $70.2 million for the nine months ended September 30, 2022, compared to $4.1 million for the nine months ended September 30, 2021. The change in cash used in investing activities was primarily driven by $77.7 million in purchases of property and equipment compared to $4.1 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, for the nine months ended September 30, 2022, we used $3.0 million in cash for an investment in our equity method investee in the United States and received proceeds of $10.5 million from grants funding our property and equipment construction.
Financing Activities
Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2022, compared to cash provided by financing activities of $649.0 million for the nine months ended September 30, 2021. Net cash used during 2022 was related to the purchase of treasury shares. Net cash provided during 2021, consisted of net proceeds of $641.5 million from the Business Combination and $7.5 million in proceeds from the issuance of redeemable preferred shares.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our December 31, 2021 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2022.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As announced in the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2022, in May 2022, the board of directors approved a share repurchase program (the “Share Repurchase Program”). The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150,000 of the Company’s Ordinary Shares, or approximately 0.13% of the current outstanding share capital. As of September 30, 2022, the authorized share repurchase was completed and no ordinary shares remain available for repurchase under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
 Not applicable.

ITEM 6. EXHIBITS
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit Description
3.1	Consolidated Articles of Association of FREYR Battery as of November 7, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 10, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡,*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡,*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) Notes to Condensed Consolidated Financial Statements.

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

FREYR BATTERY

Date: November 14, 2022	By:	/s/ Tom Einar Jensen
	Name:	Tom Einar Jensen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Oscar K. Brown
	Name:	Oscar K. Brown
	Title:	Group Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)