Form 10-K
period 2022-12-31
FREYR Battery
filed 2023-02-27
CIK 1844224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number 001-40581
FREYR Battery
(Exact name of registrant as specified in its charter)

Luxembourg	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
As of June 30, 2022, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting Ordinary Shares held by non-affiliates, computed by reference to the closing price of $6.84 reported on the New York Stock Exchange, was approximately $670.0 million. For the purposes of this calculation, shares of Ordinary Shares beneficially owned by each executive officer, director, and holder of more than 10% of our Ordinary Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2023, 139,705,234 shares of the registrant’s Ordinary Shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FREYR Battery

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements included in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. This includes, but is not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies. The words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “will”, “would”, the negative of such terms, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s beliefs as well as information currently available to them. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not assume any obligation to update any forward-looking statements.
Foreign Private Issuer Status and Financial Presentation
We currently qualify as a foreign private issuer (“FPI”) under the rules of the SEC. However, even though we qualify as an FPI, we report our financial results in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and we have elected to file our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K.
ii

PART I
ITEM 1. BUSINESS
Overview
FREYR Battery, a Luxembourg public limited liability company (“société anonyme”) (“FREYR,” the “Company”, “we”, or “us”), is a developer of clean, next-generation battery cell production capacity. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of energy storage systems (“ESS”); commercial mobility, including marine applications and commercial vehicles; and electric vehicles (“EV”).
We are in the design and testing phase related to our battery production process and we are in the final stages of the construction of our Customer Qualification Plant (“CQP”) and groundworks and foundation structures for our inaugural gigafactory (“Giga Arctic”), both located in Mo i Rana, Norway. We have also announced the launch of our first clean battery cell manufacturing project in the U.S. (“Giga America”) located in Coweta County, Georgia and we have announced the exploration of a potential gigafactory site in Vaasa, Finland.
Our initial CQP production line is based on our licensed SemiSolidTM technology and cooperation with 24M Technologies, Inc. (“24M”) and lithium-ion chemistry. Future development and expansion could incorporate alternative chemistry models and additional advances in battery technology through our ongoing cooperation with 24M, through joint ventures, and other licensing opportunities. We will initially target market opportunities in ESS, commercial mobility, and EV with high density and slower charge requirements, with plans to target additional markets, including faster charge battery cells for the broader consumer EV market.
As of December 31, 2022, we have not yet initiated manufacturing or derived revenue from our principal business activities.
Background and Business Combination
On January 29, 2021, FREYR AS, a private limited liability company organized under the laws of Norway (“FREYR Legacy”) and Alussa Energy Acquisition Corp., a Cayman Islands exempted company (“Alussa”), among others, entered into the Business Combination Agreement (the “BCA”) to effect a merger between the companies (the “Business Combination”). FREYR was formed on January 20, 2021, to complete the Business Combination and serves as the successor entity to FREYR Legacy, the predecessor entity.
The merger was completed in multiple stages, pursuant to the terms of the BCA, which included among other things, the transfer of FREYR Legacy’s wind farm business to Sjonfjellet Vindpark Holding AS (“SVPH”), resulting in SVPH shares being held by FREYR Legacy’s shareholders. On July 8, 2021, FREYR’s ordinary shares and warrants began trading on the New York Stock Exchange (“NYSE”). On July 9, 2021, FREYR completed the Business Combination and FREYR Legacy and Alussa became wholly owned subsidiaries of FREYR.
The Business Combination was accounted for as a reverse recapitalization, with Alussa treated as the “acquired” company for financial reporting purposes and FREYR issuing shares for the net assets of Alussa, accompanied by a recapitalization. The net assets of Alussa were stated at historical cost, with no goodwill or other intangible assets recorded.
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
Markets and Customers
The global battery market is projected to grow significantly over the next decade driven by the ongoing energy industry’s transformation from traditional fossil fuel energy production systems to renewable energy sources requiring ESS and the decarbonization of transport of commercial and passenger mobility. We believe FREYR is well positioned to capitalize on these industry trends and strives to accelerate this decarbonization by developing and producing cleaner batteries at giga scale through our strategy of Speed, Scale, and Sustainability.
FREYR is initially targeting market opportunities in ESS, marine applications, commercial vehicles, and EVs with high density and slower charge requirements, with plans to target additional markets, including faster charge battery cells for the broader consumer EV market.
In late 2022, FREYR completed the formation of the previously announced module and pack joint venture with Nidec Corporation (“Nidec”) and executed the binding sales (offtake) agreement to supply 38 Gigawatt hours (“GWh”) of LFP Li-Ion battery cells from 2025 to 2030 to the joint venture, with options for the joint venture to increase the volume to 50 GWh and to extend the contract beyond 2030. The total firm and optional volume under the offtake agreement comprises 50% of the planned production volumes for Giga Arctic. The joint venture will combine FREYR’s clean, next-generation battery cells with Nidec’s expertise as a global leader in the ESS business and will produce modules and packs and generate integrated downstream ESS solutions for industrial and utility grade customers. Conditional offtake agreements have been executed with Powin, and other leading ESS and energy technology companies. Conditional offtake agreements are non-binding to the parties. We believe these agreements form a basis for FREYR’s entry into the ESS marketplace.
Strategy
Our vision is to accelerate the decarbonization of all transportation and energy systems with our mission to produce the world’s most cost effective, efficient, and environmentally friendly batteries.
FREYR works at speed to:
•Maximize speed to market of low-carbon, cost-competitive battery cells;
•Capitalize on the projected battery shortfall as electrification accelerates; and
•Commercialize proven technology in battery cell manufacturing.
FREYR intends to maximize scale by:
•Building manufacturing capacity on a gigafactory basis;
•Targeting major addressable markets for electrification; and
•Addressing substantial unmet demand across the ESS, commercial mobility, and EV market segments.
FREYR prioritizes sustainability by:
•Sourcing localized, low-cost, decarbonized, and renewable energy;
•Commercializing low-carbon production methods based on 24M’s SemiSolidTM technology; and
•Forming strategic alliances to help ensure decarbonized low-cost raw material supply.
Competitive Landscape
FREYR’s competitors include major battery manufacturers currently supplying the markets, automotive original equipment manufacturers (“OEMs”), and potential new entrants, including CATL (China), BYD (China), LG Chem (South Korea), Samsung SDI (South Korea), SK Innovation (South Korea), Panasonic (Japan), and Northvolt (Sweden). Additionally, there are several development-stage companies seeking to improve conventional lithium-ion batteries or to develop new technologies for batteries. These companies are in varying stages of development and commercialization.
FREYR seeks to compete with these companies by fulfilling the customers’ needs for localized production and supply of batteries and on the basis of its sustainable, low-cost production practices. Localized production of batteries allows for a more secure supply and lower transportation costs, and initiatives in Europe and the U.S. are seeking to source batteries outside of China to minimize political and national security concerns. FREYR’s production strategy includes manufacturing batteries using renewable energy and our licensed technology from 24M, which allows for a simplified manufacturing process, lower costs, and more efficient recycling after the end of the product’s lifecycle. This is expected to provide our customers with more sustainable batteries.
International Expansion and Plant Construction
FREYR is concurrently developing its production capacity with giga scale factories in the Nordic region and in the U.S. FREYR intends to install 50 GWh of battery cell production capacity by 2025, 100 GWh annual production capacity by 2028, and 200 GWh of annual production capacity by 2030.
Customer Qualification Plant
We are in the final stages of the construction of our 13 thousand square meter CQP in Mo i Rana, Norway. Our initial CQP production line is based on our licensed SemiSolidTM technology and cooperation with 24M and lithium-ion battery chemistry, as discussed further below. Production from the customer qualification plant will be used to provide samples to enable early customer engagement and to test new material suppliers and new solutions over time and will incorporate a battery testing center. This is important to our initial product development and continued optimization of our battery products to meet evolving customer needs. Future development and expansion could incorporate alternative chemistry models and additional advances in battery technology through our ongoing cooperation with 24M and/or joint ventures, and licensing opportunities.
Giga Arctic
In June 2022, FREYR formally sanctioned the construction of Giga Arctic, our 120 thousand square meter inaugural gigafactory which combines our previously announced Gigafactory 1 & 2. This is the first full scale battery manufacturing facility we have sanctioned, and it is currently under development in Mo i Rana, Norway. We have completed the initial groundworks and foundation structures for a portion of the facility, which is ultimately expected to have an annual nameplate capacity of up to 29 GWh over eight production lines, with an initial estimated capital cost of more than $1.7 billion. The timing of the start of production will be primarily driven by the successful startup of CQP battery cell production and testing, and the timing of project and other financing activities, and is expected to follow the completion of funding activities by a period of 18 to 24 months. We believe Giga Arctic will also serve as a blueprint for an idealized and modularized battery cell manufacturing facility that can be rapidly replicated in other locations.
Giga America
In November 2022, the Company, through its U.S. subsidiary FREYR Battery US LLC, acquired approximately 368 acres of land in Coweta County, Georgia, which is intended to be the site of the Company’s Giga America clean battery cell manufacturing project. The initial cell production module is expected to have an annual capacity of approximately 34 GWh and will be established with the U.S.-based 24M production platform and based on the Giga Arctic manufacturing blueprint. Production at Giga America is expected to meet the demand for U.S. based customers.
This acceleration of FREYR’s previously planned expansion into U.S. markets is based on strong tailwinds in U.S. renewable energy development, an intensifying focus on grid stability initiatives, and the tax incentives associated with the Inflation Reduction Act of 2022 (the “IRA”) which was signed into law in the U.S. on August 16, 2022. The IRA includes $369 billion in climate and energy-related provisions, including those to incentivize and accelerate the build-out of renewable energy and accelerate the adoption of EV technologies. The IRA creates specific tax credit incentives for the manufacturing and production of battery cells, modules, and electrode materials in the U.S., and extends the investment tax credit to standalone battery storage technology projects for the first time without co-location requirements to solar or wind developments. The IRA will likely drive significantly lower battery costs and prices in the U.S., potentially leading to a surge in domestic ESS activity.
Finland
In May 2022, FREYR signed an agreement with the City of Vaasa, Finland, for the lease of approximately 1.3 million square meters of land in the Vaasa area. This land is a potential future site for FREYR’s developmental initiatives based on the Company’s collaboration with the City of Vaasa.
Research & Development and Technology Licenses
Research and Development
FREYR’s research and development (“R&D”) activities are primarily related to the startup of manufacturing and process optimization of the 24M technology manufacturing process using lithium-ion chemistry. Additional R&D activities could incorporate alternative chemistry models and additional advances in battery technology both through our ongoing partnership with 24M, joint ventures, and licensing opportunities.
The Company’s primary R&D locations currently include the following leased facilities:
•CQP in Mo i Rana, Norway - This facility focuses on the continual improvement and optimization of our manufacturing process, including the qualification of suppliers and testing of materials and cells, as well as the development of products to meet specific customer needs;
•Technology resources, campus and business unit in Fukuoka, Japan - This facility focuses on the facilitation and scale-up of FREYR’s testing and development of the 24M battery platform;
•Technology center in Boston, Massachusetts - This facility supports the Company’s expansion strategy to accelerate the development of the Company’s first U.S. gigafactory, Giga America, and to enhance technological development and strategic coordination with 24M; and
•R&D center in Trondheim, Norway - This facility is located near the Norwegian University of Science and Technology and provides additional support for our R&D activities in Mo i Rana, Norway.
24M License and Technology
FREYR, through its subsidiaries FREYR AS and Freyr Battery KSP JV, LLC, executed two similar license and services agreements with 24M, dated December 15, 2020, (as subsequently amended and collectively the “24M License”). The 24M License provides FREYR with rights, which in specified cases are on an exclusive basis, to exploit certain patents and patent applications useful for or related to the manufacture, assembly, test, operation, and service of SemiSolidTM battery cells and modules owned, controlled, developed, or acquired by 24M or any of its affiliates, noting that 24M and FREYR have agreed to a limited exclusivity, non-compete, and additional licensing framework. Additionally, 24M will provide certain services to FREYR, including technical training of engineers, provision of information relevant to construct and operate the factory, and on-site support.
The 24M License will continue for the duration of the licensed patents and patent applications begin validly in force unless terminated earlier by FREYR or 24M pursuant to the terms of the 24M License.
The cost of the rights and services in the 24M License was $20.0 million, payable in several installments and an ongoing royalty fee based on sales volumes. Additionally, 24M and FREYR have agreed to an additional service fee of $8.8 million in exchange for the completion of R&D work packages related to cell performance. The fee is payable in four equal installments of $2.2 million, the first of which was paid in January 2023. The estimated period of performance for the services is 20 months, spanning from November 2022 until June 2024. The service fee is recognized as R&D expense on a straight-line basis over the service period.
24M’s SemiSolidTM cell architecture and associated production process reduces the number of steps required to manufacture traditional battery cells, while still using conventional materials, as discussed further below. The 24M process incorporates technology that is expected to provide significant advantages over traditional manufacturing processes. FREYR expects to be able to apply this battery cell and production process technology to any commercially available cathode and anode chemistry for a wide range of applications. Initially, the 24M technology will be used to produce batteries for utility scale and commercial ESS, commercial vehicles, and EVs with slower charge requirements. 24M is also developing faster charge EV solutions for the broader consumer EV segment based on the 24M production platform which could further increase the market penetration and adoption of the technology.
Aleees License and Technology
In October 2022, FREYR signed a license and services agreement with Taiwan based Advanced Lithium Electrochemistry Co., Ltd. (“Aleees”). The agreement, which includes ongoing services and support from Aleees, provides FREYR with a 20-year worldwide license to produce and sell lithium-iron phosphate (“LFP”) cathode battery material based on Aleees’ technology and to build production facilities leveraging Aleees’ industrial experience. The license is cancellable without cause at FREYR’s option after 10 years. Aleees is a qualified supplier of LFP cathode material to 24M and an established LFP cathode producer outside of mainland China. LFP cathode materials represent a significant component of the cost of a battery cell and the projected full-cycle supply chain carbon footprint of cells. Through this agreement and in cooperation with Aleees, FREYR believes it is positioned to become a low cost and low carbon producer of LFP cathode material.
Manufacturing Process
Production
FREYR’s cell production process in our initial CQP production line and in our Giga Arctic facility is based on our licensed SemiSolidTM technology and partnership with 24M and lithium-ion battery chemistry. The battery cell manufacturing process is accomplished in multiple steps over three major stages - electrode creation, cell assembly, and formation and aging. Traditional electrode manufacturing includes the mixing and coating of multiple thin layers of anode and cathode materials to produce the electrode. In FREYR’s cell production process, fewer thicker layers are created. During assembly of the cell, the electrode is wound or stacked as determined by the final cell configuration. Aging, charge and discharge cycles, and testing of the cell can then occur. Manufactured battery cells are assembled into packs and modules for a variety of applications. The anticipated advantages of the 24M process technology over traditional battery manufacturing methods include:
•Less raw materials than factories with comparable capacity;
•Significant reduction in the number of production steps, which could result in a material reduction in required manufacturing footprint, energy consumption, and labor requirements;
•Production process free of 1-methyl-2-pyrrolidone (“NMP”), an industrial solvent subject to regulation in Europe which requires a complex and costly recovery process;
•Chemistry-agnostic platform supporting current and next generation anode and cathode chemistries, such as higher silicon content anodes, higher voltage cathodes, dual electrolyte systems, and pre-lithiation implementation;
•Significant reduction in the use of inactive raw materials, due to thicker electrodes with more active, energy carrying material;
•Larger cell formats; and
•Simplified recycling process, primarily due to the elimination of the need for a binder.
In August 2022, FREYR announced a strategic partnership with South Korea based Hana Technology Co. Ltd (“Hana Technology”) to jointly develop formation and aging, pouch assembly, and inspection and packaging equipment and automation solutions for FREYR’s planned gigafactories. This strategic alliance frame agreement will enable FREYR and Hana Technology to customize and co-develop solutions for our gigafactories.
In September 2022, FREYR announced key contracts related to constructing and equipping its Giga Arctic manufacturing facility in Mo i Rana, Norway. FREYR signed an agreement with HENT AS (“HENT”) for the planning, project management, and construction of FREYR’s 120 thousand square-meter Giga Arctic battery factory. HENT is one of Norway’s largest general contractors and project developers. FREYR also entered into an agreement with Italy based NTE Process (“NTE”) to supply a complete and integrated drying and powder handling system to Giga Arctic. FREYR also awarded an agreement to UK based Mpac Group (“Mpac”) to provide production line equipment for automated casting and unit cell assembly to the Giga Arctic project. Both of these equipment suppliers are pre-qualified vendors of 24M and are currently supplying equipment for the CQP project.
Material Suppliers
The manufacturing of battery cells requires coordination with a variety of specialized material suppliers, many of which are currently located in Asia. Initially, FREYR expects to rely on qualified suppliers through 24M’s supply chain while embarking on internal qualification of new material providers. Ultimately, FREYR is working to localize its supply chain where possible into Europe, and specifically the Nordic region, to supply its CQP and Giga Arctic facilities. FREYR believes that regional raw material supply will expand its low cost, margin, and sustainability advantages by minimizing the distance supplies must travel and ensuring supply chain consistency. FREYR also expects that localized material supply will make it a more attractive trade partner given potential trade policy developments, increased supply chain tracing in Europe and North America, and the logistical challenges of global manufacturing.
In 2022, FREYR took several steps to secure raw materials and the required energy supply for its facilities in Mo i Rana. FREYR signed a long-term physical supply agreement with Statkraft, Europe’s largest producer of renewable energy. The agreement provides a supply of hydropower renewable energy to cover substantially all of FREYR’s currently anticipated electricity needs for the CQP and Giga Arctic facilities during the period of 2023 to 2031 and ensures physical delivery of energy from the central grid in Mo i Rana.
FREYR also announced it had entered into a reservation agreement with Changzhou Senior New Energy Materials Co., Ltd. and Senior Material (Europe) AB (“Changzhou”) to supply battery materials for its CQP and Giga Arctic facilities through 2028, with an optional extension until 2031, exercisable solely by FREYR. Subject to certain terms and conditions of the reservation agreement, Changzhou has reserved the supply capacity of separator materials through 2028 to align with FREYR’s estimated demand. Additionally, FREYR announced a new service agreement with ITOCHU Corporation (“ITOCHU”), the Japan-based global trading and import/export company. As part of this agreement, ITOCHU will serve as a direct materials supplier for FREYR’s procurement and supply chain operations to secure the raw materials required for FREYR’s planned battery production.
Sustainability
FREYR has a strong commitment towards environmental, social, and governance (“ESG”) considerations. International cooperation and outreach related to climate change are increasing focus on sustainability and this is driving a new era of disclosure and accountability across industries and countries. FREYR defines full-cycle sustainability as environmentally-friendly, ethical practices across all aspects of the battery supply chain, from sourcing raw materials upstream to manufacturing to recycling. We have aligned our Company goals with the United Nation’s Sustainable Development Goals (“SDGs”), with a focus on the following SDGs:
•Affordable and clean energy;
•Decent work and economic growth;
•Sustainable cities and communities;
•Climate action;
•Industry, innovation, and infrastructure;
•Responsible consumption and production; and
•Partnerships for the goals.
FREYR’s ambition is to support these SDGs and achieve full-cycle sustainability through:
•Strong Governance - We are committed to instituting best-practice governance policies and procedures to support our sustainability goals. Honesty, integrity, fairness, and respect should be exhibited in all business dealings of FREYR. We promote transparency and accountability grounded on sound business practices. To this end, we have implemented various policies and procedures including an Anti-Bribery and Anti-Corruption Policy, a Code of Business Conduct and Ethics, and a Supplier Code of Conduct. We also have a Whistleblower Program to allow confidential reporting of violations of our policies.
•Securing a Sustainable Supply Chain - FREYR requires that suppliers certify their materials are produced in a responsible manner, outside conflict areas, and under conditions showing due respect to international labor standards and the environment. We are actively engaging with suppliers to develop supply agreements for active materials. European, and especially Nordic-based materials, are preferred, as these are typically manufactured with a lower emissions profile than materials sourced from other regions of the world. In addition to working with suppliers who employ carbon-conscious extraction techniques, a more localized supply chain could also lower carbon emissions by reducing transportation requirements. FREYR’s manufacturing power source for its CQP and Giga Arctic facility will draw primarily from carbon-free hydropower in Mo i Rana.
•Sustainable Operations and Manufacturing of Clean Batteries - The best way that we can support sustainability is through our vision to accelerate the decarbonization of all transportation and energy systems by fulfilling our mission to deliver the world’s most cost effective, efficient, and environmentally friendly batteries. We are strongly dedicated to avoiding and minimizing any adverse environmental impacts linked to our business operations and to promoting emission reduction. This includes adverse impacts as a result of FREYR’s business operations directly, as well as any indirect impacts such as impacts related to business partners and suppliers. Our 24M licensed technology allows for a simplified manufacturing process that reduces material inputs and required energy consumption, lowering the overall carbon footprint. In addition, the design of FREYR’s manufacturing facilities will target zero emissions of toxic substances and other waste from the manufacturing process.
•Human Rights / Health and Safety - We are strongly committed to safeguarding human and labor rights, sound working conditions, working environment, and protecting the health and safety of our employees. FREYR condemns all forms of human rights violations and expects its employees, business partners, and others associated with our business operations to be equally committed to respecting human rights. FREYR shall ensure that its employees receive the proper training to perform the work in a safe and secure manner and provide the equipment necessary to conduct the work safely.
Employees and Human Capital
FREYR’s people are vital to our success as an organization and to our ability to implement our long-term goals and objectives. FREYR’s human capital goals include ensuring that it has the right talent, in the right place, and at the right time. We accomplish this through our commitment to attracting, developing, motivating, and retaining our employees. We are committed to supporting our employees through the full employment life cycle.
FREYR has competitive programs dedicated to selecting new talent with the needed skills and experience. FREYR strives to attract individuals who are people-focused and share our values of innovation, collaboration, respect, and empowerment. Our mission, vision, and values as an organization also help us to attract dedicated and committed employees. FREYR promotes a diverse working environment and a culture of equal opportunities and non-discrimination. To support diversity in our workforce, we strive to have a diverse group of candidates to consider for each of our open positions. To that end, we have developed strong relationships with a variety of industry associations that represent diverse professionals and with diversity groups on university and college campuses where we recruit.
Our training program is designed both to support employees in their work through compliance with Company policies and procedures as well as in their professional and leadership development.
FREYR has designed a compensation structure, including an array of benefit plans and programs, that it believes is attractive to prospective employees and supports the retention of existing employees. We also offer share-based compensation under our long-term incentive program to certain employees to align Company goals with individual goals and to support employee retention. In addition to its fair and equitable compensation programs, FREYR also seeks to retain its employees by using their feedback to create and continually enhance programs that support their needs. FREYR has formal annual goal-setting and performance review processes for its employees. FREYR monitors and evaluates various turnover and attrition metrics throughout its management teams to monitor and support its retention efforts.
FREYR has a diversified and experienced management team with relevant international experience. The team combines strategic partnership and battery expertise, execution track-record from large scale industry and renewable energy projects, as well as experience from disruptive technology and battery and electrical automotive industries.
As of December 31, 2022, FREYR had 212 employees, substantially all of which are full-time, a significant increase from the 119 employees as of December 31, 2021.
Government Regulation/Compliance
As a multinational company, FREYR is subject to government regulations and compliance with various laws and business practices in multiple jurisdictions internationally, as well as federal, state, and local jurisdictions in the U.S. These laws and regulations include, but are not limited to, those related to general corporate regulations, health and safety, and industry-specific compliance.
FREYR is subject to relevant workplace safety requirements, such as the Occupational Health and Safety Administration in the U.S. and the Norwegian health, safety and environment requirements in Norway. FREYR will also be subject to health and safety regulations specifically applicable to its business, for instance in relation to the handling of high voltage electricity in the production facilities, chemicals and materials handling, and explosion hazards.
Industry specific regulations, including those related to the manufacture, transportation, use, and ultimate disposition of batteries are a changing area of compliance. The proposed European Commission Battery Regulations, for example, are expected to provide new requirements related to sustainability, safety, labeling, and end-of-life management. Industry specific regulations may apply to FREYR’s activities Company-wide or in specific jurisdictions.
FREYR is committed to complying with all relevant laws and regulations for its business and operations.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on the investor section of our Company website at https://www.freyrbattery.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
ITEM 1A. RISK FACTORS
Summary of Risk Factors
The following summarizes the significant factors, events, and uncertainties that could create risk with an investment in our securities. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, strategy, financial condition, operating results, cash flows, liquidity, and stock price. These risk factors are not exhaustive and do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider as presenting significant risks to our operations, or which we currently deem immaterial may also have a material adverse effect on our business, financial condition, and results of operations.
•Changes adversely affecting the battery industry and the development of existing or new technologies;
•The failure of 24M Technologies, Inc. (“24M”) technology or our batteries to perform as expected;
•24M or other future counterparties will provide similar licenses to other manufacturers which will increase our competition;
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
•Our ability to comply with legal and environmental regulations;
•Our ability to attract and retain key employees and qualified personnel and add significant staff;
•Our ability to execute and realize our business strategy and plans;
•Our ability to target and retain customers and suppliers;
•The failure to establish and maintain effective internal control over financial reporting;
•Damage, failure, or interruption of our information technology systems, including due to cyber-based attacks and breaches;
•Our ability to assert, enforce and otherwise protect against unauthorized use of intellectual property rights licensed from 24M, which could result in our competitors using the intellectual property to offer products;
•The outcome of any legal proceedings relating to our products and services, including intellectual property or product liability claims;
•Our capital, organizational, and ownership structure;
•Whether and when we might pay dividends;
•Our ability to source materials from an ethically- and sustainably-sourced supply chain and 24M-qualified suppliers in sufficient quantities;
•The result of future financing efforts;
•The existence of, and our ability to qualify for, governmental and other economic incentives;
•The cost-competitiveness, carbon footprint, energy density and charge rates of our batteries;
•The timing, capacity, configurations and locations of our battery factories and production lines;
•The planned construction and production timing for the CQP and the planned construction period for each of our gigafactories;
•The cost to build the CQP and the gigafactories;
•Our expectations for our general and administrative expenses;
•Our expectations about market supply, demand, and other dynamics, including the number of industrial-scale battery manufacturing facilities in Norway, United States and Finland, supply costs, regulatory developments, increased globalization, and consolidation in the automotive and energy industries;
•The use and mix of lithium-nickel-manganese-oxide and lithium-iron-phosphate battery chemistries, including shifts in the battery chemistry mix due to conversations with potential customers;
•The market segments that we will initially target;
•Whether we will successfully enter into or obtain, and the impact of failing to sign or obtain, customer offtake agreements, necessary consents, other commercial agreements, permits or licenses in a timely manner or at all
•Our ability to enter successful joint venture partnerships and licensing arrangements; and
•Our ability to commercialize 24M and other technology for our licensing strategy and business plans.
Risks Relating to the Development and Commercialization of FREYR’s Battery Cells
FREYR’s success will depend on its ability to manufacture battery cells, and to do so economically, at scale, of sufficient quality, on schedule, and to customers’ specifications.
FREYR’s future business depends in large part on FREYR’s ability to execute its plans to develop, manufacture, market, and sell its battery cells and to deploy the battery cells at sufficient capacity and agreed specifications to meet the demands of customers. FREYR has no prior experience manufacturing battery cells and cannot be certain that the technologies and methods it intends to use will result in efficient, automated, low-cost manufacturing capabilities and processes, that will enable FREYR to meet the quality, price, engineering, design, production standards, and production volumes, required to successfully market its battery cells.
Even if FREYR is successful in developing its manufacturing capability and processes it cannot be certain whether it will be able to do so in a manner that avoids cost overruns, meets its commercialization schedules, and satisfies the requirements of customers. Construction and manufacturing are subject to a number of risks and uncertainties that could be negatively impacted by factors both within and beyond FREYR’s ability to control, including but not limited to, difficulty in obtaining permits, delays, and cost overruns, any of which could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR’s license with 24M is subject to various risks and uncertainties, which could adversely affect FREYR’s business and future prospects. There can be no assurances that 24M or other future counterparties will not provide similar licenses to other manufacturers, which will increase the competition faced by FREYR.
The 24M License is subject to various risks, which could adversely affect FREYR’s business and future prospects. There are no assurances that 24M or its successors will not provide similar licenses to other battery cell manufacturers, outside the exclusivity and non-compete restrictions detailed in the 24M License, thus increasing the competition faced by FREYR.
The 24M License provides FREYR with the rights to use 24M’s technology and accelerate FREYR’s time to market. FREYR’s business, competitive advantage. and financial results rely heavily on the technology licensed from 24M and its relationship with 24M. However, 24M may have economic, business, or legal interests or goals that are inconsistent with those of FREYR. If 24M is unable or unwilling to meet its economic or other obligations under the 24M License, FREYR may be required to either fulfill those obligations alone or be unable to replicate the services to be provided by 24M. Furthermore, FREYR has not licensed alternative technology, so any disagreement with 24M or its successors, or termination of the 24M License would result in a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows, including impeding FREYR’s ability to maximize the benefits of its licensing strategy and delay the development, construction, or deployment of FREYR’s battery plants.
24M and FREYR have agreed to a limited exclusivity and non-compete framework in the 24M License, which is limited by geography and time and is conditional on FREYR’s materially proper performance of its 24M License obligations. For example, the 24M License grants exclusivity that is limited to the Scandinavian region and the EEA until December 31, 2023, and in the U.S. exclusivity may cease if FREYR does not meet a sustained annual production rate by December 31, 2025. Subject to these agreed exclusivities and non-compete limitations in the 24M License, the future use by FREYR’s competitors or potential competitors of 24M technology could result in a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
The 24M technology or other technology licensed by FREYR may not perform as expected.
The technology licensed from 24M has not yet been commercialized on a gigafactory scale and therefore the technology and the battery cell manufacturing process may not perform as expected. In addition, FREYR may license technology from other third parties, which may not have been commercialized broadly or at all.
If the cost, manufacturing process, performance characteristics, or other specifications of batteries produced with the 24M technology, or technology licensed from another counterparty, are significantly different than anticipated or are unable to be realized for production at giga scale, FREYR’s projected sales, costs, time to market, competitive advantage, product pricing, and margins would likely be adversely affected. If FREYR’s licensed technologies do not perform as expected, FREYR’s business, financial condition, operating results, and cash flows could be adversely affected.
FREYR’s success depends in part on its ability to construct and equip manufacturing facilities in a timely and cost-effective manner.
FREYR’s ability to plan, construct and equip manufacturing facilities is subject to significant risks and uncertainties. The construction of manufacturing facilities is subject to the risks and uncertainties inherent in any construction project and particularly in the development and construction of new facilities, including risks of delays and cost overruns, which FREYR has experienced in the past. Additionally, manufacturing equipment may take longer and cost more to engineer, build, and install than expected, and may not operate as required to meet FREYR’s production plans.
The development phase of the manufacturing facilities includes obtaining several consents, commercial agreements, permits, and licenses from relevant authorities and stakeholders to secure rights for construction and operation activities, and of which could be delayed or denied, negatively impacting construction time-frames and cost estimates. FREYR also depends on third-party relationships in the development and construction of production equipment, which may subject FREYR to the risk that such third parties do not fulfill their obligations.
If FREYR is unable to build its manufacturing facilities, FREYR will be unable to operate its business as expected. If the demand for FREYR’s battery cells or production output is not as expected, FREYR’s constructed manufacturing facilities may have capacity significantly in excess of the demand for FREYR’s products, resulting in a higher cost per unit manufactured than anticipated.
The inability to construct and equip FREYR’s manufacturing facilities in a timely or cost-effective manner or any significant excess of production capacity over product demand, including the impact of factors both within and outside of

FREYR’s control, could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR will rely on complex machinery for its operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs, as well as the risk of damage or destruction.
FREYR will rely heavily on complex machinery in its large-scale manufacturing operations for the production of its battery cells. FREYR has not yet acquired, developed, or operated with such machinery in the past. The work required to design, secure, and integrate this equipment into the production of FREYR’s battery cells is time intensive and requires FREYR to work closely with third-party equipment and technology providers to ensure that it works properly for FREYR’s specific licensed-in battery technology.
This production technology will be provided by third parties, and will generally require FREYR to enter into binding agreements with respect to such equipment and technology. FREYR has previously entered into agreements with 24M to license battery cell technology and with Aleees to license cathode material technology, as well as agreements with Hana Technology Co. Ltd, NTE Process, and Mpac Group to provide specialty equipment. There is no guarantee that such third-party technology or machinery will perform as expected; achieve the desired or expected automation or efficiency; or that FREYR will have enforceable guarantees or recourse from the providers. Additionally, FREYR’s equipment purchase agreements signed directly with suppliers may result in equipment that does not fully integrate with the 24M technology. Although such purchasing decisions will be partially based on 24M’s input and/or with 24M qualified suppliers, FREYR will not have any guarantee or recourse from 24M for such input, including if the equipment cannot be successfully integrated. FREYR will be responsible for any costs associated with achieving operability and integration of the equipment. There is a risk that FREYR will be unable to successfully operate such machinery and this design and integration work, including the work to be performed by third-parties, will involve a significant degree of uncertainty and risk.
FREYR’s CPQ and its gigafactories will require complex machinery, and such machinery will require routine maintenance and will likely suffer unexpected malfunctions from time to time, which will require repairs and spare parts to resume operations. Unexpected malfunctions of FREYR’s production equipment may significantly affect the intended operational efficiency, as can failures by suppliers to deliver necessary spare parts or components in a timely manner and at prices and volumes acceptable to FREYR. Additionally, environmental hazards, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fire, seismic activity, and natural disasters can all effect the operation or intended operational efficiency of FREYR’s production equipment.
Operational or technical problems with FREYR’s manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. In addition, in some cases operational or technical problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational or technical problems could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR’s planned manufacturing plants, facilities, systems, and infrastructure are subject to risks that could result in these facilities not becoming operable on schedule, or at all, or becoming damaged or destroyed, resulting in disruptions to FREYR’S battery cell production.
FREYR has leased the land for its planned facilities in Mo i Rana and contracted for a potential gigafactory site in Vaasa, Finland and FREYR holds the land for the intended site of the Company’s Giga America battery cell manufacturing project in Coweta County, Georgia, U.S. The construction of these plants, or other plants or facilities constructed in the future, and its related systems and infrastructure may be halted, damaged, or rendered uninhabitable or inoperable, by natural or man-made disasters, including earthquakes, fire, flood, typhoons, power outages, telecommunications failures, break-ins, political conflicts, war, riots, terrorist attacks, and health epidemics or pandemics. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures, or internet failures, which could adversely affect FREYR’s ability to manufacture battery cells and could cause the loss or corruption of data or malfunctions of software or hardware.
The plant and equipment FREYR will use to manufacture the battery cells would be costly to repair, replace, or qualify for use, all of which could require substantial lead time. In addition, as a result of the concentration of the CQP and Giga Arctic facilities in Mo i Rana, Norway, FREYR’s operations could be more significantly affected by negative developments in this area than if its operations were spread out over several regions.
The inability to produce FREYR battery cells or the backlog that could develop if the manufacturing plant or facilities is inoperable for any length of time may result in the loss of customers or harm FREYR’s reputation. Although FREYR plans to obtain and maintain insurance for damage to its property and the disruption of its business, this insurance may be challenging to obtain and maintain on terms acceptable to FREYR and may not be sufficient to cover all of FREYR’s potential losses.
Any delays in the construction or equipping of FREYR’s manufacturing plants or any damage or destruction to these plants could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.

FREYR may not be able to establish sufficient supply relationships for necessary components and materials which could prevent or delay the production of FREYR’s battery cells.
FREYR relies on third-party suppliers for components necessary to develop and manufacture its battery cells, including key supplies of cathode, anode, and other materials. Although FREYR has entered into definitive agreements for the supply of certain of these materials and supplies, FREYR has not yet concluded definitive supply agreements for all necessary inputs into its manufacturing process. FREYR currently depends on a number of 24M qualified third-party suppliers that have pre-existing relationships with 24M. As a result, any disagreement under or termination of the agreement with 24M may negatively affect FREYR’s ability to maintain relationships with such third-party suppliers. If FREYR is unable to source sufficient materials for its manufacturing operations from qualified suppliers at agreed upon times and quality and in sufficient quantities, FREYR’s business, financial condition, operating results, and cash flows could be adversely affected.
FREYR brands itself as a manufacturer of environmentally clean, low-cost battery cells, which are produced using an ethically and sustainably-sourced supply chain. FREYR cannot guarantee that its suppliers will maintain agreed-upon quality and sourcing standards. If FREYR is unable to partner with such suppliers or if such materials are not available in the geographic areas where we plan to operate at sufficient quality and quantities, FREYR’s business, financial condition, operating results, and cash flows could be adversely affected.
FREYR has not contracted with and secured and qualified secondary suppliers for all of the key inputs in its manufacturing process. Any disruption in the supply of components or materials could temporarily delay or disrupt the production of FREYR’s battery cells until an alternative supplier is able to supply the required material. The production of FREYR’s battery cells involves complex interdependent processes, and as such, disruption in one component of the supply chain could materially affect other components or materials, which could lead to further delays and adverse effects. Supply disruptions could originate with or be exacerbated by unforeseen circumstances, governmental changes, international conflicts, international health crises or pandemics, and other factors both within and beyond FREYR’s ability to control or anticipate. Any of the foregoing could materially and adversely affect FREYR’s business, financial condition, operating results, and cash flows.
FREYR may be unable to adequately control the costs or adjust to substantial increases in the prices for FREYR’s raw materials, components, equipment, and machinery.
FREYR is exposed to multiple risks relating to the availability and pricing of raw materials and components. FREYR has incurred, and expects to continue to incur, significant costs related to procuring components and materials required to manufacture and assemble its battery cells, modules, and packs. FREYR expects to use various expensive and difficult-to-source materials in its manufacturing. Prices of certain materials, such as lithium, are commodities, which are subject to volatile market price fluctuations, which can be difficult to predict. FREYR may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to FREYR. Inflation, increases in building material costs, changing exchange rates, and other factors have impacted FREYR’s expenses in the past. In the future, currency fluctuations, trade barriers, tariffs, shortages and other general economic or political conditions may limit FREYR’s ability to obtain key components for its battery cells or significantly increase freight charges, raw material costs and other expenses associated with FREYR’s business. Additionally, FREYR’s business model, brand, and reputation depend in part on the ability to find ethically sourced materials, which could further increase prices.
Manufacturing of battery cells, modules, and packs is a capital-intensive process that requires a significant investment in buildings, equipment, and components of the manufacturing process. Investment in high-tech equipment could allow FREYR to be more flexible in responding to customer needs and specifications, and could allow for more efficient manufacturing operations, however, such equipment can be expensive to purchase, install, and maintain. The cost of purchasing or constructing manufacturing operations is subject to a number of risks and uncertainties both within and beyond FREYR’s ability to control. This can include, but is not limited to, inflationary pressures on costs, increased commodity pricing for building materials such as steel, and increased global logistics costs.
Given the competitive nature of the market FREYR operates in, it is unlikely that increases in expenses can be passed on to customers, thus substantial increases in the prices for FREYR’s raw materials or components could materially and adversely affect FREYR’s business, financial condition, operating results, and cash flows.
FREYR is sensitive to increases in the cost or supply of electricity.
Access to low-cost and reliable sources of electricity is important to FREYR’s business. The business depends on low electricity prices and any fluctuation in such prices could adversely affect FREYR’s business and prospects. Electricity prices, regulations, and power generation methods can vary significantly for different locations.
In Norway, electricity prices are determined in a highly regulated Norwegian and EEA-wide marketplace, in which local prices are strongly affected by constraints and changes in constraints on transmission and storage of electricity. Changes in regulations and changes in infrastructure may increase FREYR’s cost of electricity, which it may not be able to pass on to customers through increased prices, or such price increases may reduce demand. FREYR is also exposed to changes in grid tariffs as a result of contemplated investments in power grids and changes in the grid structure in Norway, either of which would likely cause the grid operator to raise tariffs in order to finance such investments or changes.

In 2022, FREYR took several steps to secure raw materials and the required energy supply for its facilities in Mo i Rana. FREYR signed a long-term physical supply agreement with Statkraft, Europe’s largest producer of renewable energy. The agreement provides a supply of hydropower renewable energy to cover substantially all of FREYR’s currently anticipated electricity needs for the CQP and Giga Arctic facilities during the period of 2023 to 2031 and ensures physical delivery of energy from the central grid in Mo i Rana. There can be no assurance that this contract will provide energy prices that are favorable as compared to market prices during the contract period, provide sufficient power for all of FREYR’s needs in the region, and offset most or all risks of rising energy prices. In addition, the contract may provide more power or provide power at different time periods than FREYR ultimately needs, which could result in additional costs or exposure for FREYR.
Additionally, FREYR has not yet negotiated power supply agreements for its other planned or potential locations, which subjects FREYR to potential energy price fluctuations in these areas. Any of the above impacts could materially and adversely affect FREYR’s business, financial condition, operating results, and cash flows.
FREYR’s current and expected use of joint ventures and other collaborative arrangements subjects FREYR to various risks and uncertainties.
FREYR has in the past entered into, and anticipates in the future entering into, joint ventures or other collaboration arrangements with various partners with expertise in raw material supply, component manufacturing, battery cell manufacturing, battery modules and packs, and other synergistic proficiencies. However, there can be no assurance that FREYR will be able to consummate such joint ventures or other arrangements or that such arrangements will provide the expected benefits to FREYR. Joint venture arrangements have in the past and may in the future require FREYR, among other things, to pay certain costs, make certain capital investments, or seek the joint venture partner’s consent to take certain actions. In addition, if a joint venture partner is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, FREYR may be required to either fulfill those obligations alone or dissolve and liquidate the joint venture. As a result, such joint ventures and collaborative arrangements could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR may not be able to successfully identify, conclude contracts with, and generate revenues from target customers.
FREYR’s success depends on its ability to generate revenues and operate profitably, which depends in large part on its ability to identify, negotiate and sign sales agreements with, and generate revenues from its target customers. FREYR’s long-term success will require FREYR to maintain relationships with its customers and provide battery cells, packs, and modules that meet needs. Although FREYR has entered into, and plans to enter into, conditional and definitive offtake and sales agreements, as of December 31, 2022, FREYR has not yet initiated manufacturing or derived revenue from its principal business activities.
If FREYR is unable to negotiate, finalize, and maintain definitive sales agreements, including converting conditional offtake agreements into definitive sales agreements and satisfying any contractual conditions of its conditional or definitive off-take and sales agreements, or if FREYR is unable to generate revenues on terms that are favorable to FREYR, this could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
If FREYR’s battery cells fail to perform as expected, FREYR’s ability to market and sell its battery cells could be harmed and FREYR could be subject to increased warranty claims.
FREYR’s battery cells are inherently complex and incorporate technology and components that may contain defects and errors, particularly when first introduced. FREYR has not yet and may be unable to fully evaluate the long-term performance of its battery cells prior to their introduction to the market. Once commercial production of FREYR’s battery cells commences, its battery cells may contain defects in design and manufacture that may cause them to not perform as expected. There can be no assurance that FREYR will be able to detect and fix any defects in its battery cells prior to their sale.
If FREYR’s battery cells fail to perform as expected, either before or after market introduction, this could result in the repair, recall, or redesign of FREYR’s battery cells. Additionally, this could cause customers to delay deliveries, terminate further orders, or pursue warranty claims against FREYR, any of which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
Lithium-ion battery cells have been observed to become hot, vent smoke, and catch fire.
Lithium-ion battery cells can rapidly release the energy they contain by generating heat, venting smoke, and extreme examples, catching fire. This can cause the destruction of the battery cell as well as ignite nearby materials and other lithium-ion cells. Negative publicity of such past incidents has generated negative public perceptions regarding the suitability of lithium-ion cells, and any future incident involving lithium-ion cells, even if such an incident does not involve FREYR battery cells, could seriously harm FREYR’s business and reputation. Any incident involving FREYR’s battery cells, regardless of if FREYR is ultimately deemed responsible, could result in lawsuits, recalls, or redesign efforts, all of which would be time-consuming and expensive and could harm FREYR’s brand image.
Once FREYR begins manufacturing its battery cells, FREYR will need to store a significant number of lithium-ion cells at its facilities. FREYR will need to implement safety procedures related to the handling and storage of battery cells. Any mishandling of battery cells may cause damage to or disruption of the operation of FREYR’s facilities. Additionally, any fire or other event impacting the safety of FREYR personnel or facilities could be worsened by the materials and components used in the manufacturing of lithium-ion battery cells.
Any incident involving FREYR’s battery cells or facilities, regardless of FREYR ultimately being deemed responsible, could result in adverse publicity, lawsuits, recalls, or redesign efforts, or could result in product warranty claims, all of which would be time-consuming and expensive and could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
Doing business internationally creates operational, financial, and tax risks for FREYR’s business.
FREYR’s business plan includes operations in international markets, including Norway, the U.S., and Europe, and eventual expansion into other international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions, time zones, currencies, and legal systems, which consumes significant management resources. International sales and operations entail a variety of risks, including challenges in:
•Staffing and managing foreign operations;
•Complying with local laws, regulatory requirements, and business practices;
•Protecting or procuring intellectual property rights;
•Addressing political and economic instability;
•Obtaining export licenses and managing tariffs and other trade barriers; and
•Addressing currency needs and exchange rate fluctuations.
Any of the above challenges could favor local companies or could result in delivery delays, significant taxes, or other burdens for FREYR. If FREYR fails to coordinate and manage these activities effectively, its business, financial condition, revenues, operating results, and cash flows could be adversely affected.
In addition, the corporate structure of FREYR and its subsidiaries with entities in several jurisdictions such as Norway, Luxembourg, the U.S., Finland, and the Cayman Islands, is subject to tax risk in addition to the challenges described above. The expected tax treatment of FREYR and its subsidiaries relies on current tax laws and regulations, as well as certain tax treaties between several jurisdictions. As such, unexpected changes, interpretation, application, or enforcement practices of the legislative or regulatory requirements of such tax laws, including but not limited to, changes in the treatment of sales and net income (losses) earned in various jurisdictions, transfer pricing between related parties, tax treaty protections and provisions, value added taxes, recognition of tax law principles, and other changes in corporate tax law, could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
FREYR relies on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm its ability to operate its business effectively.
Organized crime, government-backed threat actors, and hackers may be able to penetrate FREYR’s network or systems, misappropriate or compromise its confidential information or that of third parties, create system disruptions, corrupt data, or cause shutdowns. Using different tools and methodologies the threat actors may be able to deploy malware that attacks FREYR’s systems or FREYR supplier’s systems, or otherwise exploits any security vulnerabilities of FREYR’s facilities and equipment. Such vulnerabilities in FREYR’s systems can also occur due to a lack of robustness, quality, integrity, and holistic architecture in the digital systems as a whole. While FREYR employs a number of technical, organizational, and physical protective measures, these measures have in the past and may in the future fail to prevent or detect all attacks on or weaknesses in its systems.
In addition, FREYR’s hardware and software, including third-party components and software, may contain defects in design or manufacture, including “bugs”, security vulnerabilities, and other problems that could unexpectedly interfere with FREYR’s security or operations. The costs to FREYR to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malware, and security vulnerabilities could be significant and, if its efforts to address these problems are not successful, could result in interruptions, delays, cessation of service, and loss of existing or potential customers that may impede its manufacturing, sales, distribution, or other critical functions.
FREYR manages and stores various proprietary, sensitive, and confidential information and data relating to its business as well as from its suppliers and customers. Breaches this information and data by FREYR or any third party due to insufficient security measures, accidental loss, inadvertent disclosure, or unapproved dissemination, including incidents as a result of fraud, trickery, or other forms of deception, could expose FREYR or its customers or suppliers to a risk of loss or misuse of this information.
Any claim that FREYR’s facilities, equipment, products, or systems are subject to cybersecurity risk or data breaches, whether legitimate or not, could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
To the extent FREYR experiences cybersecurity incidents in the future, its relationships with its customers and suppliers may be materially impacted, its brand and reputation may be harmed and it could incur substantial costs in responding to and remediating the incidents and in resolving any investigations or disputes that may result, any of which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.

In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.
Any financial or economic crisis, or perceived threat of such a crisis, could affect FREYR’s business.
In recent years, the global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in credit markets and the related financial crisis, political conflicts and unrest, as well as a variety of other factors. This has resulted in, among other impacts, volatility in security prices, diminished liquidity and credit availability, and rating downgrades and declining values of certain investments. The U.S. and certain other governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. The outcome of the actions taken by these governments is still ongoing, and consequently, the return of adverse economic conditions may negatively impact the demand for FREYR’s battery cells and may negatively impact FREYR’s ability to raise capital, on acceptable terms or at all.
If FREYR is unable to attract and retain key employees and qualified personnel and add significant staff, it could negatively impact its ability to operate its business and achieve its growth plans.
FREYR’s success depends on its ability to attract and retain key personnel, including its executive officers, as well as qualified sales, marketing, manufacturing, plant operations, and support personnel. Additionally, FREYR’s success depends on the ability to attract and retain personnel in highly technical positions including research and development, battery technology, and engineering. To build and staff its manufacturing facilities, FREYR will need to hire, train, and retain a considerable number of qualified and experienced operators and managers. The successful integration of these operators and their families in Mo i Rana will involve several challenges, including the location in the Arctic, providing sufficient and adequate housing in the small municipality, establishing English schooling for international children, and finding relevant local jobs for spouses. The failure to add and retain sufficient staffing for its plants and operations could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
Given the expected growth in the battery industry, there is an increased risk that competitors or other companies will seek to hire FREYR’s experienced and key personnel. This could result in the loss of key employees or an increase in costs to retain key personnel. The loss of FREYR’s executive officers and key employees and an inability to find suitable replacements as well as, any failure by FREYR’s management team and key employees to perform as expected may have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR is an early-stage company with a history of financial losses and expects to incur significant expenses and generate losses for the foreseeable future.
As of December 31, 2022, FREYR has not yet initiated manufacturing or derived revenue from its principal business activities. FREYR believes that it will continue to use cash to fund operations and will incur net losses until it begins significant commercial production of its battery cells. FREYR expects the rate at which it uses cash and incurs losses to be significantly higher in future periods as it, among other things, ramps up spending to construct and equip its manufacturing plants and increases technology licensing, R&D, sales, marketing, and general and administrative functions to support its growing operations.
FREYR may find that these efforts are more expensive than it currently anticipates or that these efforts may not result in revenues when anticipated or at all, which would have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
Risks Relating to FREYR’s Intellectual Property
If FREYR is unable to assert, enforce, and otherwise protect the intellectual property rights licensed from 24M this could negatively affect FREYR’s business.
Under the 24M License, FREYR does not have the right to assert, enforce, or protect any of the intellectual property licensed from 24M. In addition, certain patents licensed from 24M are jointly owned by 24M and third parties. FREYR must therefore rely on 24M and the affected third parties to take actions necessary to support and defend their patents, and such actions may not be sufficient. FREYR may also face claims that its use of the 24M License or other intellectual property infringes the rights of others. For these claims, FREYR may seek indemnification from 24M under the 24M License, however, FREYR’s rights to indemnification may be unavailable or insufficient to cover its costs and losses, including as necessary the cost of litigation.
Loss of the rights to the intellectual property in the 24M License could result in its competitors using the 24M intellectual property to offer products in direct competition with FREYR, potentially resulting in the loss of FREYR’s competitive advantage, which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
If FREYR is unable to protect its intellectual property rights, including its licensing rights to third-party intellectual property, its business and competitive position would be harmed.
FREYR seeks to establish and protect intellectual property rights through nondisclosure and invention assignment agreements with its employees and consultants, and through nondisclosure agreements with business partners and other third parties. Despite FREYR’s efforts to protect its proprietary rights, third parties may attempt to copy or otherwise obtain and use FREYR’s intellectual property. Monitoring unauthorized use of FREYR’s intellectual property will be difficult and costly, and the steps FREYR has taken, and will take in the future, to prevent misappropriation may not be sufficient. Any of FREYR’s enforcement efforts, including litigation, could be time-consuming and expensive and could divert management’s attention. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard FREYR’s intellectual property. Failure to adequately protect such intellectual property could result in competitors offering similar products, potentially resulting in the loss of FREYR’s competitive advantage, which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
FREYR has not established or protected, and may not be able to establish, adequately protect, or prevent unauthorized use of any material intellectual property developed or owned by FREYR. Patent, copyright, trademark, and trade secrecy laws vary significantly throughout the world. A number of countries do not protect intellectual property rights to the same extent as the laws of European countries or the U.S. Failure to establish, adequately protect, or prevent unauthorized use of FREYR’s intellectual property rights could result in its competitors using the intellectual property to offer similar products, potentially resulting in the loss of FREYR’s competitive advantage, which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
For FREYR to establish or adequately protect its intellectual property and prevent or stop infringement, FREYR may have to file infringement claims. Such claims can be time-consuming and costly to assert and there can be no assurance that any such claims will be successful. Policing unauthorized use of intellectual property is difficult and costly, and FREYR may not successfully prevent the misappropriation of its proprietary rights. Unauthorized use of intellectual property may damage FREYR’s reputation, decrease the value of such property, and reduce its market share.
Loss of key personnel may also create a risk that such personnel may exploit knowledge, information, and know-how to the detriment of FREYR, and/or that FREYR may face difficulties to operate its technology or business methods as a result of the loss of such personnel. FREYR cannot be assured that its know-how and trade secrets will provide FREYR with any competitive advantage, as the know-how and trade secrets may become known to, or be independently developed by, others including FREYR’s competitors, regardless of measures FREYR may take to try to preserve the confidentiality. FREYR cannot give assurance that its measures for preserving its trade secrets and confidential information are sufficient to prevent others from obtaining such information.
FREYR may need to defend itself against intellectual property infringement claims, which may be time-consuming and could cause it to incur substantial costs.
Companies, organizations, or individuals, including FREYR’s current and future competitors, may hold or obtain patents, trademarks, or other proprietary rights that would prevent, limit, or interfere with FREYR’s ability to make, use, develop, or sell its products, which could make it more difficult for FREYR to operate its business. From time to time, FREYR may receive inquiries from holders of patents or trademarks, inquiring whether FREYR is infringing their proprietary rights and/or seek court declarations that they do not infringe upon FREYR’s owned and/or licensed intellectual property rights. Additionally, third parties may claim that 24M, or the holders of other intellectual property licensed by FREYR, are infringing on their technology. Companies holding patents or other intellectual property rights relating to battery cells may bring suits alleging infringement of such rights, or otherwise asserting their rights and seeking licenses. In addition, if FREYR, 24M or any of FREYR’s suppliers are determined to have infringed upon a third party’s intellectual property rights, FREYR may be required to do one or more of the following:
•Cease selling, incorporating, or using products that incorporate the challenged intellectual property;
•Pay substantial damages;
•Obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;
•Redesign its battery cells; or
•Change battery cell technology providers.
In the event of a successful claim of infringement against FREYR and its failure or inability to obtain a license for the infringed technology, FREYR’s business, financial condition, revenues, operating results, and cash flows could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and the diversion of resources and management’s attention.
Risks Relating to Industry and Market Trends and Developments
The battery industry and its technology are rapidly evolving and may be subject to unforeseen changes, such as technological breakthroughs in existing or competitive technologies that could adversely affect the demand for FREYR’s battery cells.
FREYR may be unable to keep up with technological changes in the rapidly evolving battery industry. FREYR’s competitors include major battery manufacturers, automotive OEMs, battery industry start-ups, and potential new entrants to the industry. There are several development-stage companies seeking to improve conventional lithium-ion batteries or to develop new technologies or chemistries for batteries. Any failure by FREYR to successfully react to changes in existing technologies could materially harm its competitive position and growth prospects. Furthermore, the battery industry also competes with other emerging or evolving technologies, such as nuclear fusion, hydrogen energy storage, and carbon capture storage and sequestration.

FREYR expects competition in battery technology for EVs to intensify due to a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. Improvements in battery technology made by EV battery competitors or if a competing process or technology is developed that has superior operational or price performance, FREYR’s business would be harmed.
If FREYR is unable to keep up with competitive developments, including if such technologies can be manufactured at lower prices or enjoy greater policy support than lithium-ion batteries, FREYR’s competitive position and growth prospects may be harmed or FREYR’s battery cells could become obsolete or noncompetitive. If FREYR’s battery cells cannot effectively compete with other products, then FREYR’s manufacturing facilities may be no longer needed and may have less or no value, and FREYR’s business, financial condition, revenues, operating results, and cash flows could be materially adversely affected.
The battery industry continues to evolve, is highly competitive, and FREYR may not be successful in competing in this industry or establishing and maintaining confidence in its long-term business prospects among current and future partners and customers.
The battery market in which FREYR intends to compete continues to evolve and is highly competitive. Many of FREYR’s competitors are large entities at a more advanced stage of development and commercialization and with more resources than FREYR. Although FREYR believes the 24M technology, has the potential to significantly reduce the cost of battery cells, there is no guarantee that the 24M technology or other technology acquired or licensed by FREYR, will be able to deliver the advantages and cost savings anticipated by FREYR. In addition, battery manufacturers may continue to reduce the cost of the conventional manufacturing process and expand their supply of battery cells, reducing FREYR’s business prospects and negatively impacting FREYR’s ability to sell its products at a competitive price and generate sufficient margins.
FREYR continues to commit significant resources to develop its manufacturing operations and establish its position in the competitive battery industry. There is no assurance FREYR will successfully identify and employ the right strategy to effectively compete. Customers, suppliers, potential partners and collaborators will be less likely to conduct business with FREYR if they are not convinced that its business will succeed in the long-term. Accordingly, in order to build and maintain its business, FREYR must establish and maintain confidence among current and future customers, suppliers, and business partners, as well as with analysts, rating agencies, and other parties to maintain its long-term financial viability and business prospects. Developing and maintaining such a positive image in the industry may be complicated by certain factors, including those that are largely outside of FREYR’s control, such as the actions of 24M or our competitors as well as the general perception of the battery industry and competing technologies, any of which could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
FREYR’s future growth and success are dependent upon increasing electrification of current energy sources driven by consumers’ willingness to adopt electrified forms of transportation, the prices of such transportation, and continued government and social support for the increased development of renewable sources of energy.
FREYR’s growth and future demand for FREYR’s products are highly dependent upon the adoption by consumers of electrified forms of transportation, including EVs, the prices for such transportation, as well as the increased use of intermittent forms of energy which will require energy storage systems. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, pricing, competitive factors, government regulation, industry standards, and consumer demands and behaviors. If the market for EVs, in general, does not develop as expected or develops more slowly than expected, FREYR’s business, financial condition, revenues, operating results, and cash flows could be materially adversely affected.
Additionally, one of FREYR’s primary markets is ESS, which is largely driven by the installed capacity of renewable electricity generation and increasing demand for renewable sources of power. Since many of these renewable sources of power are intermittent, like wind and solar, the energy produced by them must be stored for use when there is demand. Should government requirements for these intermittent power sources be relaxed or social desires for lower carbon sources of energy decline, there could be a detrimental impact on one of FREYR’s primary markets.
FREYR’s competitiveness, brand, and reputation depend on the ability to build low-carbon battery cells from an ethically and sustainably-sourced supply chain. If FREYR is unable to do so, damage to FREYR’s brand and reputation could harm FREYR’s business.
FREYR’s business will depend on establishing and maintaining its brand and reputation for building low-carbon battery cells from an ethically and sustainably-sourced supply chain, as well as FREYR’s ability to qualify as a supplier of low-carbon batteries based on customers’ expectations and requirements. If FREYR is unable to manufacture batteries with a lower carbon footprint than the traditional battery production process, or obtain its materials from ethical and sustainable suppliers, its brand, reputation, and ability to become a qualified supplier to certain customers could be significantly impaired, which could affect FREYR’s business.
Additionally, FREYR expects to rapidly scale up its workforce, leading it in some instances to hire personnel or partner with third parties who, it may later determine, do not fit FREYR’s culture or mission. If FREYR cannot manage its hiring and training processes to avoid potential changes to its culture and mission, its business and reputation may be harmed and its ability to attract customers would suffer. In addition, if FREYR were unable to achieve a similar level of brand recognition as its competitors, some of which currently have a broader brand footprint as a result of greater resources, longer operational history, or more prominent branding as automotive OEMs, FREYR could lose recognition in the marketplace, among prospective customers, suppliers, and partners, which could affect its growth and financial performance.
Any significant decline in FREYR’s reputation, brand, culture, or ability to deliver low-carbon, responsibly sourced battery cells, could have a material adverse effect on FREYR’s business, financial condition, revenues, operating results, and cash flows.
FREYR’s future growth and success depend on its ability to sell effectively to large customers.
FREYR’s potential customers are large enterprises, including in ESS, automotive manufacturers, and maritime industry sectors. Therefore, FREYR’s future success will largely depend on its ability to effectively sell its products to large customers. Sales to these customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, the increased purchasing power and leverage held by large customers in negotiating contractual arrangements and longer sales cycles, with the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase FREYR’s products.
Large enterprises often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals, unanticipated administrative processing, and other delays. Additionally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.
FREYR may not be able to accurately estimate the future supply and demand for its battery cells, which could result in a variety of inefficiencies in its business and hinder its ability to generate revenues. If FREYR fails to accurately predict its manufacturing requirements, it could incur additional costs or experience delays.
FREYR’s business is closely related to the production levels of its future customers, whose businesses are dependent on highly cyclical markets, such as the automotive, maritime, and renewable energy industries. This can make it more difficult to predict future revenues and appropriately budget for expenses. As a result, FREYR may have limited insight into trends that may emerge and affect its business.
Furthermore, FREYR’s customers, in response to unfavorable or cyclical market conditions, may request delays to shipment dates or other contract modifications or may default, terminate, or not renew their contractual arrangements with FREYR. Consequently, the financial performance of FREYR could fluctuate with general economic cycles, a decline in which could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR’s ability to provide forecasts of its needs and order materials from its suppliers will involve judgment and risk, as FREYR does not have a historical basis for estimating its material usage in large-scale manufacturing or the demand for FREYR’s battery cells. In addition, lead times for suppliers to provide materials and components may vary significantly and depend on various factors, including contract terms, availability of materials, and demand for components. If FREYR overestimates its requirements, its suppliers may have excess inventory, which could increase costs, and if FREYR underestimates its requirements, its suppliers may have inadequate inventory, which could interrupt the manufacturing process and result in delays in shipments and revenues, which could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
The increase in competition and advances in technology in the battery industry is expected to cause substantial downward pressure on the prices of battery cells and may cause FREYR to lose sales or market share.
Global battery cell production capacity has been increasing, with significant new battery capacity projects currently in various stages of development. This has in the past, and may in the future, result in substantial downward pressure on the price of battery cells. Advances in battery technology and manufacturing techniques can also drive downward pressure on the price of battery cells. A principal component of FREYR’s business strategy is to obtain a competitive advantage by reducing its costs to manufacture battery cells when compared to the cost structure of traditional battery manufacturers. If FREYR’s competitors are able to reduce manufacturing costs faster or further than FREYR can, its battery cells may become less competitive. Further, if raw materials and other third-party component costs were to increase, FREYR may not meet its cost reduction targets. If FREYR cannot effectively execute its strategy to compete on a basis of low cost manufacturing, FREYR’s competitive position could suffer and FREYR could lose market share. Intensifying competition could also cause FREYR to lose sales or market share. Such price reductions or the loss of sales or market share could have a negative impact on FREYR’s revenue and margins, and could materially adversely affect FREYR’s business, financial condition, operating results, and cash flows.

Risks Relating to Finance and Accounting
The manufacturing of battery cells is capital-intensive, and FREYR may not be able to raise additional capital on attractive terms, if at all, which could materially adversely affect FREYR’s ability to operate its business and execute its growth plans. If FREYR does raise additional capital, through debt or equity financing, this could impose additional restrictions on FREYR’s operations and/or have a dilutive effect on current stockholders.
The development, design, manufacturing, and sale of batteries is a capital-intensive business. Prior to generating revenues and positive operating cash flows, FREYR must invest significant capital to construct and equip its manufacturing plant or plants, fund R&D activities, hire personnel, and otherwise fund its operations and overhead spending.
FREYR’s long-term operating needs and planned investments in its business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at acceptable terms, or at all. Interest rates are subject to fluctuation, and rising interest rates could increase FREYR’s cost of capital. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. If FREYR is unable to raise substantial additional capital in the near term, its ability to invest in Giga Arctic, Giga America, and other gigafactories or development projects will be significantly delayed or curtailed.
If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our ordinary shares. The terms of debt securities or other borrowings could impose significant restrictions on our operations. Additionally, debt financing may require certain conditions precedent to funding, including but not limited to, manufacturing of sample battery cells at a FREYR facility meeting customer specifications and the execution of definitive off-take agreements representing a minimum amount of revenue or percentage of production capacity.
If we raise funds or otherwise fund transactions by issuing FREYR ordinary shares or other equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of FREYR’s ordinary shares.
Any of the above scenarios could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
FREYR’s forward-looking disclosures rely in large part on assumptions and analyses, for which actual results may differ materially from these estimates.
FREYR’s forward-looking disclosures reflect management’s current estimates of future performance. Whether actual results and business developments will be consistent with FREYR’s expectations and assumptions depends on a number of factors, including those both within and outside of FREYR’s control. These include, but are not limited to:
•Success and timing of development activity;
•Estimated cost of constructing and equipping FREYR’s gigafactories and other development activities;
•Government incentives that could impact the relative competitiveness of our gigafactories;
•Estimated cost of materials, supplies, and components, and FREYR’s ability to pass such cost increases on to its customers;
•FREYR’s ability to enter into definitive contracts with customers and suppliers on favorable terms, or at all;
•Customer acceptance of FREYR’s products;
•Competition, including from established and future competitors;
•Whether FREYR can manage relationships with customers and key suppliers;
•FREYR’s ability to retain existing executive officers and key personnel, as well as to attract, integrate, retain, and motivate qualified personnel; and
•General macroeconomic and battery industry trends.
Unfavorable changes in any of these or other factors could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
If FREYR is unable to establish and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of FREYR’s financial reports and FREYR may face litigation or other action.
As a public company, FREYR is required to comply with the rules and regulations of the SEC, the Sarbanes-Oxley Act, the listing regulations of the NYSE, and various other accounting and reporting requirements. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for FREYR to produce reliable financial reports and to help prevent and detect financial fraud.
For the year ended December 31, 2022 and future periods, FREYR must perform system and process evaluation and testing of its internal controls over financial reporting, and management must report on the effectiveness of its internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

If FREYR fails to establish and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of its financial reports, which could cause the price of FREYR’s ordinary shares to decline. In addition, FREYR could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional management attention and could have a material adverse effect on FREYR’s business, financial condition, operating results, and cash flows.
If FREYR, or its independent registered public accounting firm, identifies a material weakness in its internal control over financial reporting, including one that is not sufficiently and swiftly remediated, FREYR may face inquiry or action by the SEC or other regulatory authorities, potential litigation, or other disputes which may include, but are not limited to, claims invoking the federal and state securities laws and/or contractual claims. Any such action, litigation, or dispute, whether successful or not, would require additional financial and management resources and could have a material adverse effect on FREYR’s business, financial condition, results of operations, and cash flows.
FREYR’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited.
FREYR expects to incur significant net cash outflows and net operating loss carryforwards, while it constructs and equips its manufacturing plants and starts operations. As of December 31, 2022 we had significant net operating loss carryforwards in both Norway and Luxembourg. Utilization of these loss carryforwards assumes that prior to their expiration, FREYR will have sufficient taxable income in these countries to utilize the carryforwards, and that such usage is not limited based on anti-abuse provisions or other statutes and laws. Any such limitations on FREYR’s ability to use its net operating loss carryforwards and other tax assets could adversely impact its tax expense, financial condition, results of operations, and cash flows.
Changes in government and economic incentives could have a material adverse effect on FREYR.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law in the U.S. The IRA is expected to drive lower battery costs and prices in the U.S., while potentially leading to a surge in domestic ESS activity. The passage of the IRA, any responses by the European Union or the government of Norway, or any similar or competing economic incentive packages, could significantly impact the profitability of certain of FREYR’s planned operations and as a result, could impact FREYR’s decisions concerning the allocation of capital. Any new implementation, changes, reduction, elimination, or discriminatory application of government subsidies and economic incentives could have a material impact on the battery industry, FREYR’s operations, and the relative competitiveness of its gigafactories.
While certain tax credits and other incentives for clean and renewable energy products have been available in the past and like the IRA, have been recently enacted, there is no guarantee these programs will continue to be available in the future. If current tax incentives are not available in the future, or if FREYR makes business decisions based on incentives that are later revised or removed, this could materially and adversely affect FREYR’s business, financial condition, results of operations, and cash flows.
FREYR may be a passive foreign investment company, or “PFIC,” for the current and future taxable years, which could result in adverse U.S. federal income tax consequences to U.S. investors.
A non-U.S. corporation is treated as a PFIC for any taxable year if either (1) at least 75% of its gross income for such year is passive income, or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets) during such year is attributable to assets that produce passive income or are held for the production of passive income.
If FREYR is a PFIC for any taxable year (or portion thereof), that is included in the holding period of a U.S. holder of FREYR securities, the U.S. holder may be subject to adverse U.S. federal income tax consequences and/or additional reporting requirements. Based on its income and assets (including the value of its goodwill and other unbooked intangibles), FREYR does not believe it was a PFIC for its taxable year ended December 31, 2022, and does not expect to be a PFIC for its current taxable year or for foreseeable future taxable years.
However, no assurance can be given with respect to FREYR’s PFIC status for the current taxable year or for foreseeable future taxable years, because whether FREYR is a PFIC for any given taxable year is a fact-intensive determination made annually at the close of each taxable year and depends on, among other things, the composition of FREYR’s income and assets, and the market value of its shares and assets (which may be volatile). Accordingly, there can be no assurance of FREYR’s PFIC status for any current or any subsequent taxable year. Moreover, if FREYR is treated as a PFIC for any taxable year that is included in the holding period of a U.S. holder of FREYR securities, FREYR will generally continue to be treated as a PFIC with respect to such U.S. holder, whether or not FREYR is a PFIC in subsequent years.
If FREYR determines it is a PFIC for any taxable year, it will endeavor to make available to U.S. holders such information as the U.S. Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that FREYR will timely provide such required information, and such election would likely be unavailable with respect to FREYR’s warrants. U.S. holders of FREYR securities are urged to consult their own tax advisors regarding the possible application of the PFIC rules to them.

Risks Relating to Legal and Regulatory Compliance
FREYR may become subject to product liability claims, which could harm its business and liquidity if it is not able to successfully defend or insure against such claims.
FREYR may become subject to product liability claims, even those without merit. FREYR faces an inherent risk of exposure to claims in the event its battery cells do not perform as expected, or in the event of a malfunction resulting in personal injury or death. A successful product liability claim against FREYR could require FREYR to pay a substantial monetary award, in the form of compensatory or punitive damages, and generate significant legal fees. Moreover, a product liability claim could generate substantial negative publicity about FREYR, which would have a material adverse effect on FREYR’s brand and reputation. Insurance coverage may not cover specific product liability claims, is unlikely to cover punitive damages, and may be insufficient to cover all expenses and monetary awards. Any lawsuit seeking significant monetary damages in excess of, or outside of, FREYR’s insurance coverage, could materially and adversely affect FREYR’s business, financial condition, results of operations, and cash flows.
FREYR may not be able to secure product liability insurance coverage at commercially acceptable terms, or at all, and past product liability claims may make it more difficult for FREYR to find insurance coverage in the future.
From time to time, FREYR may be involved in commercial or contractual disputes, warranty claims, and other legal proceedings, which could have an adverse impact on FREYR.
FREYR may be involved in commercial or contractual disputes, warranty claims, and other legal proceedings, which could be significant. These are typically claims that arise in the normal course of business including, without limitation, disputes with suppliers or customers; intellectual property matters; personal injury claims; environmental issues; tax matters; and employment matters. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material.
Additionally, when FREYR begins to manufacture and distribute its battery cells, FREYR will be subject to warranty claims and will need to maintain warranty reserves to cover such claims. If FREYR’s warranty claims are significant or unexpected, if warranty claims are more expensive to resolve than anticipated, or if FREYR’s warranty reserves are inadequate, FREYR’s business, financial condition, results of operations, and cash flows could be materially and adversely affected.
FREYR’s Consolidated Articles of Association (the “Articles”) include a forum selection clause, which may impact shareholders’ ability to bring actions against FREYR.
The Articles provide that, unless FREYR consents in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 and the Securities Exchange Act of 1934. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, a court may decline to enforce these exclusive forum provisions with respect to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction, and FREYR shareholders may not be deemed to have waived its compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find the exclusive forum provisions to be inapplicable or unenforceable in an action, FREYR may incur additional difficulties and costs associated with resolving such action in other jurisdictions.
Claims for indemnification by FREYR’s directors and officers may reduce FREYR’s available funds to satisfy successful third-party claims against FREYR and may reduce the amount of money available to FREYR.
The Articles provide that FREYR will indemnify its directors and officers, in each case to the fullest extent permitted by Luxembourg law. More specifically, the Articles and FREYR’s existing and anticipated indemnification agreements with its directors and officers, provide that, subject to the exceptions and limitations listed below, every person who is, or has been, a director or officer of FREYR or a direct or indirect subsidiary of FREYR (an “Indemnified Person”) shall be indemnified by FREYR to the fullest extent permitted by law against liability and against all expenses reasonably incurred or paid by him or her in connection with any claim, action, suit, or proceeding which he or she becomes involved as a party or otherwise by virtue of his or her being or having been such director or officer and against amounts paid or incurred by him or her in the settlement thereof.
The words “claim”, “action”, “suit”, and “proceeding” include all actual or threatened claims, actions, suits, and civil or criminal proceedings, including appeals. The words “liability” and “expenses” include without limitation attorneys’ fees, costs, judgments, amounts paid in settlement, and other liabilities. However, no indemnification shall be provided to an Indemnified Person:
•by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties of a director or officer;
•with respect to any matter as to which any director or officer has been finally adjudicated to have acted in bad faith and against the interest of FREYR; or
•in the event of a settlement, unless approved by a court or the Board of Directors.

FREYR may, to the fullest extent permitted by law, purchase and maintain insurance or furnish similar protection or make other arrangements, including, but not limited to, providing a trust fund, letter of credit, or surety bond on behalf of an Indemnified Person against any liability asserted against, incurred by, or incurred on behalf of him or her in their capacity as an Indemnified Person. The right of indemnification will be severable, will not affect any other rights to which an Indemnified Person may now or in the future be entitled, will continue as to a person who has ceased to be such director or officer and will inure to the benefit of the heirs, executors, and administrators of such a person. The right to indemnification is not exclusive and will not affect any rights to indemnification to which corporate personnel, including directors and officers, may be entitled by contract or otherwise under law. Expenses in connection with the preparation and representation of a defense of any claim, action, suit, or proceeding will be advanced by FREYR prior to the final disposition thereof upon receipt of any undertaking by or on behalf of the officer or director, to repay such amount if it is ultimately determined that he or she is not entitled to indemnification.
FREYR’s battery cells and its website, systems, and data it maintains may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling which could have an adverse impact on FREYR.
FREYR may face significant challenges with respect to information security as well as maintaining the security and integrity of its systems, other systems used in its business, and the data stored on or processed by these systems. FREYR’s information and data can include FREYR or third-party confidential information, personal information, and other information and data. Because FREYR’s business relies on confidential data from third parties, any compromise of that data, or perception that any such compromise has occurred, could materially affect FREYR’s business and reputation. Advances in technology, an increased level of sophistication and expertise of hackers, new discoveries in the field of cryptography, or other factors can result in a compromise or breach of the systems and security measures used in FREYR’s business to protect information and data.
FREYR’s ability to conduct its business and operations depends on the continued operation of information technology and communications systems, including systems that may be acquired or developed in the future. Systems used in FREYR’s business, including data centers and other information technology systems, are vulnerable to damage or interruption. Such systems could be subject to break-ins, sabotage, and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including both intentional and inadvertent acts or omissions by employees, service providers, or others. FREYR utilizes outsourced service providers and consultants and these companies face similar security and system disruption risks as FREYR. Some of the systems used in FREYR’s business will not be fully redundant, and its disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to data centers or other systems used in FREYR’s business could result in lengthy interruptions in its service.
Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others who are engaged in online criminal activities or who seek to obtain unauthorized access to or disrupt systems and data, are increasingly sophisticated and constantly evolving. Any failure or perceived failure by FREYR or its service providers to prevent information security breaches, security incidents, system disruptions, or any compromise of security, that results in or is perceived or reported to result in unauthorized access to, loss, theft, alteration, release, or transfer of information or data of FREYR or third parties could harm FREYR’s reputation. Such actual or perceived events could also expose FREYR to legal claims, regulatory investigations and proceedings, fines, penalties, and other liabilities and could divert the efforts of FREYR’s technical and management personnel, require FREYR to incur significant costs to investigate or remediate, by putting in place additional tools and devices designed to prevent such incidents in the future.
Changes in laws relating to privacy and data protection could disrupt FREYR’s business.
FREYR is also subject to various laws regarding privacy, data protection, and the protection of certain data relating to individuals. FREYR’s handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and data security, and it may become subject to additional obligations, including contractual obligations, relating to its maintenance and processing of this data. For example, the European Union’s General Data Protection Regulation (“GDPR”), imposes stringent data protection requirements and provides for significant penalties for noncompliance. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and the related regulatory landscape is likely to remain uncertain for the foreseeable future. FREYR may be subject to new laws and regulations, or new interpretations of laws and regulations, in various jurisdictions in the future. These laws, regulations, and other obligations, and changes in their interpretation, could require FREYR to modify its operations and practices, restrict its activities, and increase its costs, and it is possible that these laws, regulations, and other obligations may be, or interpreted or asserted to be, inconsistent with each other or with FREYR’s business or practices. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules, and regulations could have an adverse effect on FREYR’s reputation, business, financial position, results of operations, and cash flows.
FREYR is subject to substantial regulation and unfavorable changes to, or failure by FREYR to comply with, these regulations could substantially harm its business and operating results.
FREYR’s battery cells and its customers’ markets are subject to substantial regulation under international, European, and local laws, including anti-bribery, export control, and safety, environmental, and sustainability laws (including the EU

Taxonomy Regulation (Regulation (EU) 2020/852). FREYR expects to incur significant costs in complying with these regulations. In particular, regulations related to batteries; materials to produce batteries, such as lithium; and EV and alternative energy industries, are currently evolving. FREYR faces risks associated with new regulations, including the proposed EU Batteries Regulation, and changes to existing regulations.
To the extent the laws change, FREYR’s products may not comply with applicable international, European, or local laws and such changes could imply the need to materially alter FREYR’s operations and may prompt the need to apply for further permits, which would have an adverse effect on FREYR’s business and prospects. Compliance with changing regulations could be burdensome, time-consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, FREYR’s business, financial condition, results of operations and cash flows could be materially adversely affected.
Internationally, there may be laws in jurisdictions FREYR has not yet entered, or laws it is unaware of in jurisdictions it has entered, that may restrict its sales or other business practices. The laws in this area can be complex, difficult to interpret, and may change over time. Continued regulatory limitations and other obstacles that may interfere with FREYR’s ability to commercialize its products could have a material adverse impact on its business, financial condition, results of operations, and cash flows.
As FREYR does not yet manufacture batteries and has not yet generated revenues, FREYR is far more exposed to regulatory risk compared to its peers in the industry that have stable sources of income. FREYR is an early-stage company and as a result, certain internal processes and procedures have only recently been implemented. FREYR must ensure that it operates in accordance with its own processes and policies, as well as statutory laws and regulations, and there may be a higher risk that FREYR fails to comply than more established companies. Any failure to comply with such policies could have a material adverse impact on FREYR’s business, financial condition, results of operations, and cash flows.
FREYR is subject to export and import controls that could subject it to liability or impair its ability to compete in international markets.
The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. FREYR must export and import its products in compliance with any applicable controls. FREYR may not always be successful in obtaining necessary governmental approvals, and failure to obtain required import or export approval for its products or limitations on its ability to export or sell its products may adversely affect its revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties, and reputational harm.
Changes in FREYR’s products or changes in export, import, and economic sanctions laws and regulations may delay FREYR introducing new products in international markets, prevent its customers from using FREYR’s products internationally or, in some cases, prevent the export or import of FREYR’s products to or from certain countries altogether. Any change in export or import regulations or legislation; shift or change in enforcement; or change in the countries, persons, or technologies targeted by these regulations could result in decreased use of FREYR’s products by, or in FREYR’s decreased ability to, export or sell its products to existing or potential customers with international operations, adversely affecting FREYR’s business, financial condition, results of operations, and cash flows.
FREYR is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws in many jurisdictions, and non-compliance with such laws can subject FREYR to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures, and legal expenses.
FREYR is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions, and similar laws and regulations in various jurisdictions in which it conducts, or in the future may conduct, activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, and their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
FREYR will sometimes leverage third parties to sell its products and conduct its business abroad. FREYR, its employees, agents, representatives, business partners, and third-party intermediaries have in the past and may in the future have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and FREYR may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries even if FREYR does not explicitly authorize such activities. FREYR cannot assure that all of its employees and agents have not and will not take actions in violation of applicable law, for which FREYR may be ultimately held responsible. As FREYR increases its international business, FREYR’s risks under these laws may increase.
The FCPA also requires companies to make and keep books, records, and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. FREYR’s policies and procedures are designed to ensure compliance with these laws, but FREYR cannot assure that none of its employees, agents, representatives, business partners, or third-party intermediaries have or will engage in improper conduct that violates FREYR’s policies and applicable law, for which FREYR may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering, or financial and economic sanctions laws could subject FREYR to whistleblower complaints, adverse media coverage, investigations, civil and criminal sanctions, settlements, prosecution, enforcement actions, loss of export privileges, suspension, or debarment from U.S. government contracts and other collateral consequences and remedial measures, all of which could adversely affect FREYR’s reputation, business, financial condition, results of operations and cash flows. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources, and significant defense costs, and other professional fees. In addition, changes in economic sanctions laws in the future could adversely impact FREYR’s business and investments in its ordinary shares.
FREYR and its partners, suppliers, and customers are subject to requirements relating to environmental, permitting, and safety regulations as well as environmental remediation matters.
FREYR and its partners, suppliers, and customers are subject to numerous environmental laws and regulations governing, among other things, ESS siting and installation restrictions; solid and hazardous waste storage, treatment, and disposal; and remediation of releases of hazardous materials. There are significant capital, operating, and other costs associated with compliance with these environmental, permitting, and safety laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require FREYR to manufacture with alternative technologies and materials. Moreover, if FREYR or any of its partners, suppliers, or customers were found to be in violation of environmental, permitting, or safety laws, FREYR’s reputation for building clean battery cells from an ethically and sustainably-sourced supply chain could be harmed, potentially resulting in significant damage to its brand.
FREYR’s manufacturing process will have hazards including, but not limited to, hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems. There may be safety incidents that damage machinery or products, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact FREYR’s brand, reputation, finances, or ability to operate.
International trade policies may impact demand for FREYR’s products and its competitive position.
Government policies on international trade and investment such as sanctions, import quotas, capital controls, or tariffs, whether adopted by non-governmental bodies, individual governments, or addressed by regional trade blocs, may affect the demand for FREYR’s battery cells, impact its competitive position, or prevent FREYR from being able to sell products to certain customers or in certain countries. The implementation of more protectionist trade policies, such as more detailed inspections, higher tariffs, or new barriers to entry, in countries where FREYR sells products could negatively impact FREYR’s business, financial position, and results of operations.
Possible new tariffs on materials and components used to manufacture FREYR’s battery cells could have a material adverse effect on FREYR’s business.
FREYR’s business is dependent on the availability of components necessary to develop and manufacture its battery cells, particularly cathode and anode materials. Although FREYR expects to obtain such components from local suppliers whenever possible, it will be necessary to develop relationships with suppliers in other regions. Any tariffs imposed on the importation of components could lead to price fluctuations and delays in the delivery of such components. Disruptions in the supply of components could temporarily impair FREYR’s ability to manufacture battery cells or require FREYR to pay higher prices in order to obtain these materials or components from other sources, which could affect FREYR’s business, financial position, results of operations and cash flows.
Risks Relating to Ownership of FREYR Ordinary Shares
The concentration of ownership among FREYR’s executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.
As of February 17, 2023 FREYR’s executive officers, directors, and their affiliates as a group own approximately 11.08% of FREYR’s outstanding ordinary shares, after the inclusion of FREYR ordinary shares subject to warrants and options that are currently exercisable or exercisable within 60 days. As a result, these shareholders as a group could exercise a level of control over matters requiring shareholder approval, including the election of directors, amendment of the Articles, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions more difficult without the support of these shareholders.
FREYR qualifies as an “emerging growth company”, a “smaller reporting company”, and a “foreign private issuer” and as such, will benefit from reduced disclosure requirements. FREYR cannot be certain if such reduced disclosure requirements will make its ordinary shares less attractive to investors and make it more difficult to compare FREYR’s performance with other public companies.
FREYR qualifies as an “emerging growth company”, as defined in the JOBS Act, a “smaller reporting company”, as defined in Item 10(f)(1) of Regulation S-K, and a “foreign private issuer” as defined in the Securities Act Rule 405 and Exchange Act Rule 3b-4. FREYR intends to take advantage of certain current and future exemptions from various public company reporting requirements, that are applicable to other public companies that do not qualify as an “emerging growth company”, “smaller reporting company”, or “foreign private issuer”. Such exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in Annual Reports on Form 10-K and proxy statements, and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
As an “emerging growth company”, FREYR has, and may in the future, elect to use the extended transition period for complying with new or revised accounting standards, which allows FREYR to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, FREYR’s financial statements may not be comparable to companies that comply with public company effective dates.
FREYR may take advantage of any of these current or future exemptions, or delays in implementation timeframes, as long as it meets the applicable guidelines and criteria, and FREYR cannot predict if it will continue to meet such criteria. Additionally, FREYR cannot predict if investors will find its ordinary shares less attractive because it will rely on these exemptions. If some investors find FREYR ordinary shares less attractive as a result, there may be a less active trading market for FREYR ordinary shares and its stock price may be more volatile.
FREYR does not expect to declare dividends on its ordinary shares in the foreseeable future.
Given the capital-intensive nature of battery manufacturing, FREYR does not currently anticipate declaring any cash dividends to holders of its ordinary shares in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
FREYR may call certain of its unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless, and the exercise of a significant number of the warrants could adversely affect the market price of FREYR ordinary shares.
As part of the Business Combination, FREYR assumed 24.6 million warrants consisting of 14.4 million public warrants (“Public Warrants”) and 10.3 million private warrants (“Private Warrants”). The warrants entitle the holder thereof to purchase one of FREYR’s ordinary shares at a price of $11.50 per share, subject to adjustments. The warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
FREYR may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as it provides at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of FREYR’s ordinary shares equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we send the notice of redemption to the Public Warrant holders. However, FREYR may not exercise the redemption right if the issuance of the FREYR ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or FREYR is unable to effect such registration or qualification. None of the Private Warrants are redeemable by FREYR so long as they are held by a certain holder or any of its permitted transferees.
Redemption of the outstanding warrants could force holders to:
•Exercise their FREYR Warrants and pay the exercise price therefore at a time when it may be disadvantageous for them to do so;
•Sell their FREYR Warrants at the then-current market price when they might otherwise wish to hold their FREYR Warrants; or
•Accept the nominal redemption price which, at the time the outstanding FREYR Warrants are called for redemption, is likely to be substantially less than the market value of their FREYR Warrants.
Additionally, if a significant number of warrant holders exercise their warrants instead of accepting the nominal redemption price, the issuance of these shares would dilute other equity holders, which could reduce the market price of FREYR’s ordinary shares.
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
FREYR trades its ordinary shares and Warrants on the NYSE under the symbols “FREY” and “FREY WS”, respectively. If the NYSE delists FREYR’s securities from trading on its exchange for failure to meet the listing standards and FREYR is not able to list such securities on another national securities exchange, FREYR expects such securities could be quoted on an over-the-counter market. If this were to occur, FREYR and its stockholders could face significant material adverse consequences including:
•A limited availability of market quotations for FREYR securities;
•Reduced liquidity for FREYR securities;
•A limited amount of news and analyst coverage; and
•A decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal facilities in Luxembourg, Norway, the U.S., and Japan are utilized for selling and administrative activities and research and development. In Luxembourg, we lease office space to house our corporate headquarters. In Lysaker, Norway, we lease office space for the administration of our Norwegian operations and corporate shared services. In Mo i Rana we lease office space as well as the CQP and the land for Giga Arctic and own the assets under construction. In the U.S., we hold an approximately 368-acre parcel of land in Coweta County, Georgia for the development of Giga America and we lease office and lab space in Boston, Massachusetts. In Japan, we lease office and lab space for research and development activities. We lease other office and lab spaces to support additional personnel in various jurisdictions. We believe that our facilities are suitable and adequate for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. To the knowledge of our management, there are no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s ordinary shares and Warrants trade on the New York Stock Exchange (“NYSE”) using the ticker symbols “FREY” and “FREY WS”, respectively. As of February 17, 2023, there were 24 holders of record of our ordinary shares and 10 holders of record of our Warrants.
Dividend Policy
To date, the Company has not declared or paid any dividends on our ordinary shares and does not currently anticipate paying any such dividends in the foreseeable future. The declaration and payment of dividends on the ordinary shares is at the discretion of our Board of Directors, subject to applicable laws and regulations.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,924,379		$9.83	5,659,565
Equity compensation plan not approved by security holders	566,935	(1)	$3.23	—
Equity compensation arrangement not approved by security holders	850,000	(2)	$10.00	—
Total	7,341,314			5,659,565

(1)
Represents ordinary shares issuable upon the exercise of stock options issued pursuant to the FREYR Legacy’s 2019 Incentive Stock Option Plan, dated November 9, 2019 (the “2019 Plan”). Excludes options that are required per their terms to be settled in cash.

(2)	Represents ordinary shares issuable upon the exercise of stock options issued pursuant to the employment agreement entered into on June 16, 2021 between FREYR Legacy and Tom Einar Jensen (the “Jensen Employment Agreement”). The stock options are subject to the achievement of certain key performance indicators (“KPIs”). As of December 31, 2022, 94 thousand options were awarded.
2019 Plan
Employees of FREYR Legacy were offered to participate in FREYR Legacy’s 2019 Incentive Stock Option Plan. After the completion of the Business Combination, all FREYR Legacy options and FREYR Legacy warrants became fully vested and were exchanged for FREYR options and FREYR Warrants. Under the terms of the Business Combination, all employees were subject to a 12-month lock-up and certain executives were subject to a 24-month lock-up. The options and warrants are settled in shares if exercised during a lock-up period and settled in cash after the lock-up period.
CEO Employment Agreement
On June 16, 2021, FREYR entered into a new employment agreement with Mr. Jensen to serve as FREYR’s Chief Executive Officer starting from July 9, 2021. The agreement included a commitment to award 850 thousand options to acquire Ordinary Shares of FREYR at a strike price of $10 per share upon the closing of the Business Combination. These options were conditionally awarded to Mr. Jensen upon the closing of the Business Combination. The award is subject to the FREYR Board of Directors’ assessment of Mr. Jensen’s performance of certain KPIs.

Share Performance Graph
FREYR is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in Part I, Item 8 “Financial Statements and Supplementary Data” and Part I, Item 1 “Business” of this Annual Report on Form 10-K, for an overview of our operations and business environment.
Overview
FREYR is a developer of clean, next-generation battery cell production capacity. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of ESS; commercial mobility, including marine applications and commercial vehicles; and EV.
We are in the design and testing phase related to our battery production process and we are in the final stages of the construction of our CQP and groundworks and foundation structures for our inaugural gigafactory Giga Arctic, both located in Mo i Rana, Norway. We have also announced the launch of our first clean battery cell manufacturing project in the U.S. located in Coweta County, Georgia and announced the exploration of a potential gigafactory site in Vaasa, Finland.
Our initial CQP production line is based on our licensed SemiSolidTM technology and partnership with 24M and lithium-ion chemistry. Future development and expansion could incorporate alternative chemistry models and additional advances in battery technology through our ongoing partnership with 24M or other joint ventures, and licensing opportunities. We will initially target market opportunities in ESS, commercial mobility, and EV with high density and slower charge requirements, with plans to target additional markets, including faster charge battery cells for the broader consumer EV market.
As of December 31, 2022, we have not yet initiated manufacturing or derived revenue from our principal business activities.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table sets forth information on FREYR’s consolidated results of operations (in thousands, except percentages):

	For the years ended December 31,		Change (%)
	2022	2021
Operating expenses:
General and administrative	$107,357	$61,755	74%
Research and development	13,574	13,816	(2%)
Share of net loss of equity method investee	1,557	62	NM
Total operating expenses	122,488	75,633	62%
Loss from operations	(122,488)	(75,633)	62%
Other income (expense)	23,369	(17,745)	232%
Loss before income taxes	(99,119)	(93,378)	6%
Income tax expense	—	—	NM
Net loss	(99,119)	(93,378)	6%
Net loss attributable to non-controlling interests	328	—	NM
Net loss attributable to ordinary shareholders	$(98,791)	$(93,378)	6%

NM - Not meaningful
Operating expenses
General and administrative
General and administrative expenses consist of personnel and personnel-related expenses, including share-based compensation, fees paid for contractors and consultants assisting with growing the business, office space related costs, travel costs, public relations costs, legal, accounting and audit fees, and depreciation expense.

General and administrative expenses increased by $45.6 million or 74%, to $107.4 million for the year ended December 31, 2022, from $61.8 million for the year ended December 31, 2021. This is primarily due to higher headcount and increased spending associated with the ramp-up of activities as we continue to invest in building our business and move closer to the start-up of manufacturing operations. Overhead costs also increased due to the professional fees and other costs related to operating as a public company, partially offset by a decrease in compensation expense, largely attributable to employee options and warrants which vested immediately following the Business Combination in 2021.
We expect general and administrative expenses to continue to increase as we scale headcount and expand overhead to support the growth and development of our business, and as a result of increased professional fees and expenses, such as legal, audit, tax, and other administrative and professional services.
Research and development (“R&D”)
R&D expenses consist primarily of compensation to employees engaged in research and development activities, including share-based compensation, internal and external engineering, supplies, and services, and contributions to research institutions. R&D expenses also include the development costs related to the 24M License.
R&D expenses decreased by $0.2 million or 2%, to $13.6 million for the year ended December 31, 2022, from $13.8 million for the year ended December 31, 2021. This is primarily due to a decrease in share-based compensation costs, largely attributable to employee options and warrants which vested immediately following the Business Combination in 2021, partially offset by an increase in R&D activities in 2022.
We expect R&D expenses to increase in future periods as we increase our personnel and research activities.
Share of net loss of equity method investee
Share of net loss of equity method investee consists of our proportionate share of the net earnings or losses and other comprehensive income from FREYR Battery US LLC, which was accounted for under the equity method from its formation in December 2021 until November 2022. In November 2022, FREYR made an additional capital contribution which increased our common share ownership of FREYR Battery US LLC to 95%. The entity was determined to meet the characteristics of a variable interest entity (“VIE”), with the Company deemed its primary beneficiary. Therefore, on November 7, 2022, the Company began consolidating FREYR Battery US LLC.
Share of net loss of equity method investee increased by $1.5 million to $1.6 million for the year ended December 31, 2022 from $0.1 million for the year ended December 31, 2021. The increase is primarily due to FREYR Battery US LLC’s minimal activity in 2021, consisting mostly of initial formation costs incurred in December 2021, as compared to approximately 10 months of activity in 2022.
Other income (expense)
Other income (expense) primarily consists of the fair value adjustments on our warrant liability, convertible note, redeemable preferred shares, interest income and expense, net foreign currency transaction gains and losses, and grant proceeds received.
Other income increased by $41.1 million or 232%, to income of $23.4 million for the year ended December 31, 2022, from expense of $17.7 million for the year ended December 31, 2021. Other income increased primarily due to a gain from the warrant liability fair value adjustment of $14.2 million for the year ended December 31, 2022 compared to a loss from the warrant liability fair value adjustment of $21.9 million for the year ended December 31, 2021.
Financial Condition, Liquidity, and Capital Resources
Liquidity and Capital Resources
As of December 31, 2022 we had approximately $563.0 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $62.6 million. Our restricted cash includes $117.1 million held in escrow for planned construction activities of Giga Arctic in 2023. To date, our principal sources of liquidity have been proceeds received from the Business Combination, issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for constructing and equipping our battery manufacturing facilities, including the CQP and Giga Arctic, the purchase of land for Giga America, technology licensing, R&D activities, and general corporate purposes.
In December 2022, FREYR closed a public offering of 23.0 million ordinary shares at an offering price of $11.50 per share for total gross proceeds of approximately $264.5 million. FREYR filed a shelf registration statement on Form S-3 with the SEC on September 1, 2022, which was subsequently declared effective on September 12, 2022, of which the December public offering is a part. Under this shelf registration statement, FREYR may, from time to time, sell up to an additional aggregate amount of approximately $235.5 million ordinary shares, preferred shares, debt securities, warrants, rights, and purchase units.
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

Until we can generate sufficient revenue to adequately support our liquidity requirements, we expect to fund short-term cash needs through our existing cash balances. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the 12 months following December 31, 2022.
Our long-term operating needs and planned investments in our business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at terms acceptable to us, or at all. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. If we are unable to raise substantial additional capital in the near term, our ability to invest in Giga Arctic, Giga America, and other gigafactories or development projects will be significantly delayed or curtailed which would have a material adverse impact on our business prospects and results of operations. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our ordinary shares. The terms of debt securities or other borrowings could impose significant restrictions on our operations. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our ordinary shares.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	For the years ended December 31,		Change (%)
	2022	2021
Net cash (used in) provided by:
Operating activities	(90,009)	(63,136)	43%
Investing activities	(175,026)	(33,787)	418%
Financing activities	250,072	649,000	(61%)
Operating Activities
Net cash used in operating activities was $90.0 million during the year ended December 31, 2022, compared to $63.1 million during the year ended December 31, 2021. This increase in cash used in operating activities was driven by a $45.5 million increase in net loss, adjusted for non-cash items. The increase in net loss, adjusted for non-cash items was primarily due to a gain on the warrant liability fair value adjustment for the year ended December 31, 2022 compared to a loss for the year ended December 31, 2021. Other factors include higher operating expenses from higher headcount and increased spending associated with the ramp-up of activities as we continue to invest in building our business and move closer to the start-up of manufacturing operations.
Investing Activities
Net cash used in investing activities was $175.0 million during the year ended December 31, 2022, compared to $33.8 million during the year ended December 31, 2021. The change in cash used in investing activities was primarily driven by $180.8 million in purchases of property and equipment during the year ended December 31, 2022 compared to $13.8 million during the year ended December 31, 2021. In 2022, the purchases of property and equipment primarily consist of the purchase of a 368-acre parcel of land in Coweta County, Georgia, for the development of Giga America and costs related to the construction of the CQP and Giga Arctic facilities and related production equipment in Mo i Rana, Norway. In addition, for the year ended December 31, 2022, we used $3.0 million in cash for an investment in our former equity method investee in the U.S. and received proceeds of $10.5 million from grants funding our property and equipment construction.
Financing Activities
Net cash provided by financing activities was $250.1 million during the year ended December 31, 2022, compared to $649.0 million during the year ended December 31, 2021. Net cash provided during 2022, consisted of net proceeds of $251.1 million from a public offering of 23.0 million ordinary shares, partially offset by $1.1 million in cash used for the purchase of treasury shares. Net cash provided during 2021, consisted of net proceeds of $641.5 million from the Business Combination and $7.5 million in proceeds from the issuance of redeemable preferred shares.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that can significantly impact the amounts we report as assets, liabilities, revenues, and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates.
Our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involved a greater degree of judgment and complexity.
Convertible Note
We have elected to account for our convertible note receivable from 24M under the fair value option, with changes in fair value recognized as a convertible note fair value adjustment within the consolidated statement of operations and comprehensive loss.
We estimate the fair value of the convertible note at each balance sheet date using a scenario-based framework that incorporated various scenarios weighted based on the expected likelihood of occurrence. This framework utilizes significant assumptions and judgments about the expected timing and probability of each scenario, expected payoffs upon the event, and the discount rate. As these are significant inputs not observable in the market, this is classified as a Level 3 measurement within the fair value hierarchy.
Warrants and Warrant Liability
Our warrants entitle the holder to purchase one ordinary share of FREYR upon payment of the option price. Certain of our warrants may contain terms such as cash settlement and redemption provisions. We evaluate our warrants to determine if they are considered indexed to the ordinary shares of FREYR and would therefore be considered equity classified awards or would be considered liability classified awards.
Some terms of the warrants, such as those related to cash settlement and redemption, are valid only for a restricted group or class of holder, the warrants would be considered liability classified and such classification would be reevaluated upon distribution to a holder outside of that class. For equity classified warrants, the grant date fair value of the warrants is expensed over the vesting period. Liability classified warrants are measured at fair value at each balance sheet date. The fair value of the warrant is presented as warrant liability on the consolidated balance sheets with the corresponding change in value shown as warrant liability fair value adjustment within the consolidated statements of operations and comprehensive loss.
Prior to the completion of the Business Combination, we measured the fair value of our warrants using a scenario-based framework that considered varying levels of tranches of investments and the related equity valuation. The assumptions and estimates used in the analysis were based on information available at the time of the assessment. This model used significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. Subsequent to the consummation of the Business Combination, we measured the fair value of warrants using a Black-Scholes-Merton option pricing model. The assumptions and estimates used in this model incorporate significant inputs not observable in the market, including risk-free interest rate, expected term, and expected volatility, which caused this to be classified as a Level 3 measurement within the fair value hierarchy.
Share-Based Compensation
We issue share-based compensation from our long-term incentive plans. Awards are typically issued in the form of non-qualified stock options and restricted stock units (“RSUs”) and awards may contain time based and/or performance based vesting conditions. Share-based compensation expense is generally determined based on the grant-date fair value of awards. Liability-classified awards are remeasured to fair value at each reporting date until settlement.
We have made an accounting policy election to recognize the expense for awards with a service condition and graded vesting features on a straight-line vesting method over the applicable vesting period and to account for forfeitures in compensation expense as they occur. Therefore, the fair value of awards is expensed on a straight-line method over the vesting period for awards expected to meet performance based vesting conditions. Any subsequent changes in the estimated number of awards expected to vest will be recorded as a cumulative catch-up adjustment to compensation cost in the period in which the change in estimate occurs.
The fair value of share-based compensation awards is calculated with commonly used valuation models. We used a lattice option pricing model for certain non-qualified stock options (“NQSOs”) granted with a strike price above the grant date price and a Black-Scholes-Merton option pricing model for all other NQSOs. These models use inputs and assumptions, including the market price of the shares on the date of grant, risk-free interest rate, expected volatility, and expected life which involve significant judgment. The fair value of RSUs is measured based on the closing price of our ordinary shares.
Recent Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the accompanying consolidated financial statements for information concerning new accounting standards and the impact or expected impact of the implementation of these standards on our financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FREYR is exposed to market risks arising from adverse changes in inflation and changing prices. This market risk is described further below. In addition, refer to Part I, Item 1A in this Annual Report on Form 10-K for additional discussion of these and other risks.
Currency Exchange Risk
We are exposed to currency risk from potential changes in currency values of our non-U.S. dollar denominated expenses, assets, liabilities, and cash flows. Our most significant currency exposure relates to the Norwegian Krone.
Inflation Risk
Increases in raw material prices, including those from inflationary pressures or from supply chain constraints, may adversely impact FREYR’s costs and results of operations. Rising raw material costs, including steel and aluminum raw material inflation in the fiscal year 2022, may result in significant increases in costs from our suppliers and increased lead times associated with our raw materials, particularly since we have not established fixed prices and volumes with a majority of our prospective suppliers.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FREYR BATTERY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of FREYR Battery
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FREYR Battery and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ PricewaterhouseCoopers AS
Oslo, Norway
February 27, 2023
We have served as the Company's auditor since 2020.

Our financial statements for the fiscal years ended December 31, 2022 and 2021, and the reports thereon of the independent registered public accounting firms are included in this Annual Report.
FREYR BATTERY
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$443,063	$563,956
Restricted cash	119,982	1,671
Prepaid assets	8,293	15,882
Other current assets	8,117	1,282
Total current assets	579,455	582,791

Property and equipment, net	210,777	21,062
Intangible assets, net	2,963	—
Convertible note	19,954	20,231
Equity method investments	—	2,938
Right-of-use asset under operating leases	14,538	—
Other long-term assets	11	11
Total assets	$827,698	$627,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,765	$3,813
Accrued liabilities and other	51,446	19,773
Share-based compensation liability	4,367	2,211
Total current liabilities	62,578	25,797

Warrant liability	33,849	49,124
Operating lease liability	11,144	—
Long-term share-based compensation liability	—	6,627
Total liabilities	107,571	81,548

Commitments and contingencies

Shareholders' equity
Ordinary share capital, no par value, 245,000 ordinary shares authorized as of both December 31, 2022 and December 31, 2021; 139,854 and 139,705 ordinary shares issued and outstanding, respectively, as of December 31, 2022; and 116,854 ordinary shares both issued and outstanding as of December 31, 2021	139,854	116,854
Additional paid-in capital	772,602	533,418
Treasury stock	(1,041)	—
Accumulated other comprehensive income (loss)	9,094	(524)
Accumulated deficit	(203,054)	(104,263)
Total ordinary shareholders' equity	717,455	545,485

Non-controlling interests	2,672	—
Total equity	720,127	545,485

Total liabilities and equity	$827,698	$627,033

See accompanying notes to consolidated financial statements

FREYR BATTERY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except per Share Amounts)

	Years ended December 31,
	2022	2021
Operating expenses:
General and administrative	$107,357	$61,755
Research and development	13,574	13,816
Share of net loss of equity method investee	1,557	62
Total operating expenses	122,488	75,633
Loss from operations	(122,488)	(75,633)

Other income (expense):
Warrant liability fair value adjustment	14,183	(21,859)
Convertible note fair value adjustment	(277)	—
Interest income, net	1,780	314
Foreign currency transaction gain	2,512	1,325
Other income, net	5,171	2,475
Total other income (expense)	23,369	(17,745)
Loss before income taxes	(99,119)	(93,378)
Income tax expense	—	—
Net loss	(99,119)	(93,378)
Net loss attributable to non-controlling interests	328	—
Net loss attributable to ordinary shareholders	$(98,791)	$(93,378)

Weighted average ordinary shares outstanding - basic and diluted	118,474	75,363
Net loss attributable to ordinary shareholders per share - basic and diluted	$(0.83)	$(1.24)

Other comprehensive loss:
Net loss	$(99,119)	$(93,378)
Foreign currency translation adjustments	9,618	(1,182)
Total comprehensive loss	(89,501)	(94,560)
Comprehensive loss attributable to non-controlling interests	328	—
Comprehensive loss attributable to ordinary shareholders	$(89,173)	$(94,560)
See accompanying notes to consolidated financial statements

FREYR BATTERY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

	Ordinary Shareholders’ Equity
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity
	Ordinary Shares
	Shares	Amount
Balance as of January 1, 2021	37,452	$—	$15,183	$658	$—	$(10,885)	$—	$4,956
Share-based compensation expense	—	—	14,055	—	—	—	—	14,055
Net loss	—	—	—	—	—	(93,378)	—	(93,378)
Reclassification of share-based compensation expense from equity to liability	—	—	(8,984)	—	—	—	—	(8,984)
Norway demerger	—	—	(2,897)	—	—	—	—	(2,897)
Issuance of ordinary shares in settlement of FREYR Legacy preferred shares	1,490	—	14,895	—	—	—	—	14,895
PIPE Investment, net of transaction costs	60,000	—	579,000	—	—	—	—	579,000
Business Combination, net of redemptions and transaction costs	17,499	—	39,020	—	—	—	—	39,020
Luxembourg reorganization	—	116,441	(116,441)	—	—	—	—	—
Conversion of warrants to ordinary shares	413	413	(413)	—	—	—	—	—
Other comprehensive income	—	—	—	(1,182)	—	—	—	(1,182)
Balance as of December 31, 2021	116,854	116,854	$533,418	$(524)	$—	$(104,263)	$—	$545,485
Share-based compensation expense	—	—	9,976	—	—	—	—	9,976
Net loss	—	—	—	—	—	(98,791)	(328)	(99,119)
Repurchase of shares	—	—	—	—	(1,052)	—	—	(1,052)
Exercise of stock options	—	—	(11)	—	11	—	—	—
Exercise of warrants	—	—	1	—	—	—	—	1
Issuance of ordinary shares, net of transaction costs	23,000	23,000	228,126	—	—	—	—	251,126
Reclassification of warrants from liability classified to equity classified	—	—	1,092	—	—	—	—	1,092
Contribution from non-controlling interest holders	—	—	—	—	—	—	3,000	3,000
Other comprehensive income	—	—	—	9,618	—	—	—	9,618
Balance as of December 31, 2022	139,854	139,854	$772,602	$9,094	$(1,041)	$(203,054)	$2,672	$720,127

See accompanying notes to consolidated financial statements

FREYR BATTERY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(99,119)	$(93,378)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	8,643	14,818
Depreciation and amortization	478	120
Loss on US joint venture consolidation	1,619	—
Reduction in the carrying amount of lease assets	1,458	—
Warrant liability fair value adjustment	(14,183)	21,859
Convertible note fair value adjustment	277	—
Share of net loss of equity method investee	1,557	62
Foreign currency transaction net unrealized gain	(2,868)	—
Other	2	(131)
Changes in assets and liabilities:
Prepaid assets and other current assets	(3,664)	(16,419)
Other long-term assets	—	(230)
Accounts payable, accrued liabilities and other	17,385	10,163
Operating lease liability	(1,594)	—
Net cash used in operating activities	(90,009)	(63,136)

Cash flows from investing activities:
Proceeds from property related grants	10,461	—
Purchases of property and equipment	(180,787)	(13,775)
Investments in equity method investee	(3,000)	—
Asset acquisition, cash acquired	300	—
Investments in convertible note	—	(20,000)
Purchases of other long-term assets	(2,000)	(12)
Net cash used in investing activities	(175,026)	(33,787)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares, net	251,124	—
Repurchase of treasury shares	(1,052)	—
Proceeds from Business Combination	—	70,836
Proceeds from PIPE Investment, net	—	573,666
Proceeds from issuance of redeemable preferred shares	—	7,500
Payments for the Norway Demerger	—	(3,002)
Net cash provided by financing activities	250,072	649,000

Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	12,381	(1,395)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,582)	550,682
Cash, cash equivalents, and restricted cash at beginning of period	565,627	14,945
Cash, cash equivalents, and restricted cash at end of period	$563,045	$565,627

Supplementary disclosures of cash flow information
Cash paid for interest	$—	$3
Cash paid for income taxes	—	—

Supplementary disclosures for noncash activities
Warranty liability assumed from business combination	$—	$27,265
Settlement of redeemable preferred shares through issuance of ordinary shares	—	14,895
Reclassification of share-based compensation expense from equity to liability	—	8,984
Accrued purchases of property and equipment and intangible assets	25,360	7,559
Investment in equity method investment through assumption of liability	—	3,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$443,063	$563,956
Restricted cash	119,982	1,671
Cash, cash equivalents, and restricted cash	$563,045	$565,627

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND BASIS OF PRESENTATION
Description of the Business
FREYR Battery (“FREYR,” the “Company”, “we”, or “us”) is a developer of clean, next-generation battery cell production capacity. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of energy storage systems (“ESS”); commercial mobility, including marine applications and commercial vehicles; and electric vehicles (“EV”).
We are in the design and testing phase related to our battery production process and we are in the final stages of the construction of our Customer Qualification Plant (“CQP”) and groundworks and foundation structures for our inaugural gigafactory (“Giga Arctic”), both located in Mo i Rana, Norway. As of December 31, 2022, we have not yet initiated manufacturing or derived revenue from our principal business activities. Our Chief Executive Officer (“CEO”), who is the chief operating decision-maker, manages our operations as a single operating segment for purposes of allocating resources and evaluating financial performance.
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
Basis of Presentation
The consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the U.S. (“U.S. GAAP”). The consolidated financial statements include the accounts of FREYR and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period balances and amounts have been reclassified to conform with the current year’s presentation in the consolidated financial statements and the accompanying notes.
The Company enters into relationships with or makes investments in other entities that may be variable interest entities (“VIE”). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, estimates related to the valuation of warrant liability, share-based compensation, and the convertible note. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, however, actual results may differ materially from these estimates.
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early development stage companies, including, but not limited to, the possibility of not being able to successfully develop or market our products, the ability to obtain or maintain licenses and permits to support future business, competition, dependence on key personnel and key external alliances, loss of our grant contributor, the ability to maintain and establish relationships with current and future vendors and suppliers, the successful protection of our proprietary technologies, the possibility of the factory development being disrupted, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
These financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
As of the date of this report, our existing cash resources, which were primarily provided as a result of the business combination, are sufficient to support our planned operations for at least the next 12 months from the date of issuance of these financial statements. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.
Restricted Cash
Certain cash balances are restricted as to withdrawal or use. Restricted cash primarily consists of the balance of an account held for the construction of Giga Arctic. Additionally, restricted cash includes funds held in a restricted account for the payment of upfront rental lease deposits and government income tax withholdings.
Fair Value Measurements and Fair Value Option
We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. These could include risks inherent in valuation techniques, transfer restrictions, and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
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
Under the fair value option, the Company has the irrevocable option, on an instrument-by-instrument basis, to report certain financial assets and financial liabilities at fair value with changes in fair value reported in earnings. Any changes in the fair value of liabilities resulting from changes in the instrument-specific credit risk would be reported in other comprehensive income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment and Intangible Assets
Property and equipment is recorded at cost less accumulated depreciation. The cost of an asset includes the cost of the purchase or construction of the asset plus other costs necessary to bring the asset to the condition and location necessary for its intended use. Maintenance and repairs are charged to expense as incurred and improvements or major enhancements are capitalized.
The Company maintains arrangements with certain local government agencies which provide for ad valorem tax incentives in connection with the Company’s capital investment in property and equipment purchases to outfit new facilities over a specified timeframe. To facilitate the incentives, the Company conveys the purchased property and equipment to the local government agency and will lease it back from such agency for nominal consideration. The Company retains access to and use of the property and equipment and title will be conveyed back to the Company for a nominal fee. As the Company continues to benefit from the property and equipment, it is recorded on the Company’s consolidated balance sheets.
Depreciation begins when an asset is placed into service or is substantially complete and ready for its intended use. Depreciation is computed using the straight-line method, over the estimated useful lives of the related asset. Land and construction in progress are not depreciated. Leasehold improvements are depreciated over the shorter of the remaining expected lease term or the estimated useful lives of the improvements.
The estimated useful lives of our property and equipment are as follows:

Asset Class	Useful Life
Computer software and office equipment	Three to five years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
The useful lives of our property and equipment are determined by management when those assets are initially recognized and are routinely reviewed for reasonableness. Useful lives are estimates based on current facts and circumstances, and actual useful lives may differ from these estimates. When a change is made to the estimated useful life of an asset, the remaining carrying value of the asset is prospectively depreciated or amortized over the remaining estimated useful life. Historically, changes in useful lives have not resulted in material changes to our depreciation and amortization expense.
Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, usually determined by the remaining legal or contractual life of the asset. Our current intangible assets have an estimated useful life of 20 years.
When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the accompanying consolidated statements of operations and comprehensive loss.
Impairment of Long-Lived Assets
We review our property, plant and equipment, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. For the years ended December 31, 2022 and 2021, we have recognized no material impairments of our long-lived assets.
Convertible Note
We have elected to account for our convertible note receivable from 24M under the fair value option, with changes in fair value recognized as a convertible note fair value adjustment within the consolidated statement of operations and comprehensive loss.
We estimate the fair value of the convertible note at each balance sheet date using a scenario-based framework that incorporates various scenarios weighted based on the expected likelihood of occurrence. This framework utilizes significant assumptions and judgments about the expected timing and probability of each scenario, expected payoffs upon the event, and the discount rate. As these are significant inputs not observable in the market, this is classified as a Level 3 measurement within the fair value hierarchy.
Equity Method Investments
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee.
Leases
A lease is a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification as a short-term lease, operating lease or finance lease is made at the lease inception. The Company considers all relevant contractual provisions, including renewal and termination options, to determine the term of the lease. Renewal or termination options that are reasonably certain of exercise by the lessee and those controlled by the lessor are included in determining the lease term. The Company has made an accounting policy election to present the lease and associated non-lease operations as a single component based on the predominant component.
The Company made an accounting policy election not to recognize a right-of-use asset and a lease liability for short-term leases with an initial term of 12 months or less, therefore these leases are not recorded on the consolidated balance sheets. Expenses for short-term leases are recognized on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss.
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
Government Grants
The Company recognizes grants over the periods in which we recognize the related costs for which the grants are intended to compensate. For grants related to income, we recognize the proceeds as other income, net in the consolidated statement of operations and comprehensive loss over the periods in which the related costs are incurred and the conditions for receiving the grants have been fulfilled. For grants related to the purchase or construction of property, we reduce the carrying amount of the property and equipment recorded on the consolidated balance sheets, as the grants are received and the conditions for receiving the grants have been fulfilled.
Research and Development Cost
Research and development costs that do not meet the criteria for capitalization are expensed as incurred. Research and development costs consist of compensation, employee benefits, and share-based compensation for employees engaged in research and development activities, as well as fees paid for external engineering, supplies and services, allocation of indirect costs, and contributions to research institutions.
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
Share-Based Compensation
We issue share-based compensation from our long-term incentive plans. Awards are typically issued in the form of non-qualified stock options and restricted stock units (“RSUs”) and awards may contain time based and/or performance based

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
vesting conditions. Share-based compensation expense is generally determined based on the grant-date fair value of awards. Liability-classified awards are remeasured to fair value at each reporting date until settlement.
We have made an accounting policy election to recognize the expense for awards with a service condition and graded vesting features on a straight-line vesting method over the applicable vesting period and to account for forfeitures in compensation expense as they occur. Therefore, the fair value of awards is expensed on a straight-line method over the vesting period for awards expected to meet performance based vesting conditions. Any subsequent changes in the estimated number of awards expected to vest will be recorded as a cumulative catch-up adjustment to compensation cost in the period in which the change in estimate occurs.
The fair value of share-based compensation awards is calculated with commonly used valuation models. We used a lattice option pricing model for certain NQSOs granted with a strike price above the grant date price and a Black-Scholes-Merton option pricing model for all other NQSOs. These models use inputs and assumptions, including the market price of the shares on the date of grant, risk-free interest rate, expected volatility, and expected life which involve significant judgment. The fair value of RSUs is measured based on the closing price of our ordinary shares.
Warrants and Warrant Liability
Our warrants entitle the holder to purchase one ordinary share of FREYR upon payment of the option price. Certain of our warrants may contain terms such as cash settlement and redemption provisions. We evaluate our warrants to determine if they are considered indexed to the ordinary shares of FREYR and would therefore be considered equity classified awards or would be considered liability classified awards.
Some terms of the warrants, such as those related to cash settlement and redemption, are valid only for a restricted group or class of holder, the warrants would be considered liability classified and such classification would be reevaluated upon distribution to a holder outside of that class. For equity classified warrants, the grant date fair value of the warrants is expensed over the vesting period. Liability classified warrants are measured at fair value at each balance sheet date. The fair value of the warrant is presented as warrant liability on the consolidated balance sheets with the corresponding change in value shown as warrant liability fair value adjustment within the consolidated statements of operations and comprehensive loss.
Prior to the completion of the Business Combination, we measured the fair value of our warrants using a scenario-based framework that considered varying levels of tranches of investments and the related equity valuation. The assumptions and estimates used in the analysis were based on information available at the time of the assessment. This model used significant inputs not observable in the market, which caused it to be classified as a Level 3 measurement within the fair value hierarchy. Subsequent to the consummation of the Business Combination, we measured the fair value of warrants using a Black-Scholes-Merton option pricing model. The assumptions and estimates used in this model incorporate significant inputs not observable in the market, including risk-free interest rate, expected term, and expected volatility, which caused this to be classified as a Level 3 measurement within the fair value hierarchy. We account for Private Warrants as derivative liabilities on the consolidated balance sheets. We measured the fair value at the close of the Business Combination and each reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss in the period of change.
Defined Contribution Benefit Plans
We have defined contribution benefit plans in accordance with Norwegian law for employees residing in Norway, as well as in certain other countries. We made contributions to our defined contribution benefit plans of $2.5 million and $0.6 million in the years ended December 31, 2022 and 2021.
Income Taxes
Income tax expense is based on relevant tax rates in effect in the countries in which we operate and earn income. Current income tax expense reflects an estimate of our income tax liability for the current year, including changes in prior year tax estimates as returns are filed, and tax audit adjustments, if any.
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax effected by applying the relevant tax rate, applicable to the periods in which the reversal of such differences is expected to affect taxable income. Changes in deferred income tax assets and liabilities are included as a component of income tax expense, unless they are associated with components of other comprehensive income, which are instead reflected as a change in other comprehensive income. The effect of changes in enacted tax rates on deferred income tax assets and liabilities are reflected in income tax expense in the period of enactment. A valuation allowance is provided when it is deemed more likely than not that some portion or all of a deferred tax asset will not be realized, after consideration of both positive and negative evidence about realization. Changes in the valuation allowances occurring in subsequent periods are included in the consolidated statements of operations and comprehensive loss.
Assets and liabilities are established for uncertain tax positions taken, or expected to be taken, in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on their technical merits. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of Credit Risk
Financial instruments that are potentially subjected to credit risk consist of cash and cash equivalents and the convertible note. Cash and cash equivalents are placed with major financial institutions. We have not experienced any credit loss related to our cash and cash equivalents or the convertible note.
Emerging Growth Company
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We qualify as an emerging growth company, as defined in the JOBS Act, and therefore intend to take advantage of certain exemptions from various public company reporting requirements, including delaying the adoption of new or revised accounting standards until those standards apply to private companies. The effective dates shown below reflect the election to use the extended transition period, as applicable.
Adoption of Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve the consistent application. We adopted this guidance as of January 1, 2022. Adoption of the standard did not have a material impact on the consolidated financial statements.
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
Upon the closing of the Business Combination, our articles of association were amended and restated to, among other things, increase the total number of authorized shares to 245.0 million shares without par value.
In connection with the Business Combination, on January 29, 2021, Alussa and FREYR entered into separate subscription agreements with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and FREYR agreed to sell to the Subscribers, an aggregate of 60.0 million ordinary shares (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $600.0 million, in a private placement pursuant to the subscription agreements (the “PIPE Investment”). The PIPE Investment closed simultaneously with the consummation of the Business Combination.
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

4. PROPERTY AND EQUIPMENT, NET AND INTANGIBLES, NET
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2022	2021
Land	$44,326	$—
Construction in progress	164,387	20,017
Office equipment and other	2,614	1,180
	211,327	21,197
Less: Accumulated depreciation	(550)	(135)
Total	$210,777	$21,062
Land consists of a 368-acre parcel of land in Coweta County, Georgia, which was purchased in 2022 for the development of Giga America. Construction in progress primarily includes costs related to the construction of the CQP and Giga Arctic facilities and the related production equipment in Mo i Rana, Norway. Depreciation expense was $0.4 million and $0.1 million for 2022 and 2021, respectively, and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents property and equipment by geographic area (in thousands):

	As of December 31,
	2022	2021
Norway	$166,388	$21,062
United States	44,345	—
Luxembourg	44	—
Total	$210,777	$21,062
Intangibles, net
Intangible assets consisted of the following (in thousands):

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License	$3,000	$(37)	$2,963
Intangible assets consist of a license to produce and sell lithium-iron phosphate cathode battery materials using Taiwan based Aleees’ technology. The license has a 20-year useful life. There were no intangible assets recorded as of December 31, 2021. Amortization expense for the years ended December 31, 2022 and 2021 was $38 thousand and zero, respectively. Future amortization expense was estimated as being $150 thousand for each of the next five years.
5. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued purchases	$34,932	$11,481
Accrued payroll and payroll related expenses	12,936	6,476
Operating lease liabilities (Note 6)	3,257	—
Accrued other operating costs and other current liabilities	321	1,816
Total	$51,446	$19,773
6. LEASES
We currently lease our corporate headquarters, the building for the CQP, the land for the Giga Arctic facilities, as well as other facilities and properties. Our leases have remaining lease terms of up to 50 years, some of which include options to extend the leases and some of which include options to terminate the leases at our sole discretion. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. As of December 31, 2022, all of our leases are operating leases.
The components of lease liabilities included in our consolidated balance sheet consisted of the following (in thousands):

December 31, 2022

Accrued liabilities and other (Note 5)	$3,257
Operating lease liability	11,144
Total	$14,401

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Components of lease expenses consisted of the following (in thousands):

Year ended December 31, 2022
Operating lease cost	$2,232
Variable lease cost	170
Short-term lease cost	157
Total lease cost	$2,559
The remaining minimum lease payments due on our long-term leases are as follows (in thousands):

December 31, 2022
2023	3,339
2024	2,129
2025	2,157
2026	2,152
2027	1,273
Thereafter	18,571
Total undiscounted lease payments	29,621
Less: imputed interest	(15,220)
Present value of lease liabilities	$14,401
Weighted average remaining lease term and discount rate are as follows:

December 31, 2022
Weighted-average remaining lease term (in years)	22.8
Weighted-average discount rate	6.88%
Supplemental cash flow information related to leases were as follows (in thousands):

Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$2,528
Lease liabilities arising from obtaining right-of-use assets	15,878
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
8. WARRANTS
Public and Private Warrants
As part of the Business Combination, as described in Note 3 – Business Combination, we assumed 24.6 million warrants consisting of 14.4 million public warrants (“Public Warrants”) and 10.3 million private warrants (“Private Warrants”).
The warrants entitle the holder thereof to purchase one of our ordinary shares at a price of $11.50 per share, subject to adjustments. The warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We may call the Public Warrants for redemption once they become exercisable, in whole and not in part, at a price of $0.01 per Public Warrant, so long as we provide at least 30 days prior written notice of redemption to each Public Warrant holder, and if, and only if, the reported last sales price of our ordinary shares equals or exceeds $18.00 per share for each of 20 trading days within the 30 trading-day period ending on the third trading day before the date on which we send the notice of redemption to the Public Warrant holders. We determined that the Public Warrants are equity classified as they are indexed to our ordinary shares and qualify for classification within shareholders’ equity. As such, the Public Warrants are presented as part of additional paid-in capital on the consolidated balance sheets.
The Private Warrants are identical to the Public Warrants, except that so long as they are held by a certain holder or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by FREYR. We determined that the Private Warrants are not considered indexed to our ordinary shares as the holder of the Private Warrants impacts the settlement amount and thus, they are liability classified. The Private Warrants are presented as warrant liability on the consolidated balance sheets.
If Private Warrants are sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants become Public Warrants and qualify for classification within shareholders’ equity at the fair value on the date of the transfer. See also Note 9 – Fair Value Measurement.
As of December 31, 2022, we had 24.6 million public and private warrants outstanding, consisting of 14.6 million Public Warrants and 10.0 million Private Warrants. As of December 31, 2021, we had 24.6 million public and private warrants outstanding, consisting of 14.4 million Public Warrants and 10.3 million Private Warrants.
EDGE Warrants
On March 1, 2019, FREYR Legacy entered into a consulting agreement with EDGE Global LLC (“EDGE”) for FREYR Legacy’s CEO and Chief Commercial Officer to be hired to perform certain services related to leadership, technology selection, and operational services (the “2019 EDGE Agreement”). FREYR Legacy issued 1.5 million warrants to EDGE under the 2019 EDGE Agreement with a subscription price of $0.95 per share and an expiration date of May 15, 2024.
On September 1, 2020, FREYR Legacy amended the 2019 EDGE Agreement, effective as of July 1, 2020 (the “2020 EDGE Agreement”). FREYR Legacy issued an additional 687 thousand warrants to EDGE under the 2020 EDGE Agreement with an initial subscription price of $0.99 per share, which was modified to $1.22 per share on September 25, 2020.
We determined that the EDGE warrants are equity classified as they are indexed to our ordinary shares. Upon the consummation of the Business Combination on July 9, 2021, all unvested warrants under the 2019 and 2020 EDGE Agreements vested immediately. As such, on July 9, 2021, compensation cost was recognized for the remaining unrecognized fair value of these awards.
As of December 31, 2022 and 2021, we had 2.2 million EDGE warrants outstanding and exercisable.
9. FAIR VALUE MEASUREMENT
The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and liabilities at fair value on a recurring basis according to the valuation techniques we use to determine their fair value (in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note	$—	$—	$19,954	$19,954	$—	$—	$20,231	$20,231
Liabilities:
Warrant Liabilities	$—	$—	$33,849	$33,849	$—	$—	$49,124	$49,124
We measured our Private Warrants and the Convertible Note at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. These valuations used assumptions and estimates that we believed a market participant would use when making the same valuation. Changes in the fair value of the Private Warrants were recognized as a warrant liability fair value adjustment within the consolidated statements of operations and comprehensive loss. Changes in the fair value of the Convertible Note were recognized as a convertible note fair value adjustment within the consolidated statement of operations and comprehensive loss.
As of December 31, 2022 and December 31, 2021, the carrying value of all other financial assets and liabilities approximated their respective fair values.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Private Warrants
The Private Warrants outstanding on December 31, 2022 and December 31, 2021, were valued using the Black-Scholes-Merton option pricing model. See Note 8 – Warrants above for further details. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants as of December 31, 2022 and December 31, 2021, required the use of subjective assumptions:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Private Warrants.
•The expected term was determined based on the expiration date of the Private Warrants.
•The expected volatility assumption was based on the implied volatility from a set of comparable publicly traded companies as determined based on the size and industry.
An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement, of the Private Warrants.
Using this approach, an exercise price of $11.50 and a share price of $8.68 and $11.18 as of December 31, 2022 and December 31, 2021, respectively, we determined that the fair value of the Private Warrants was $33.8 million and $49.1 million, respectively.
Convertible Note
As of December 31, 2022 and December 31, 2021, we had an investment in a convertible note from 24M, for which we had made a fair value election, as we considered fair value to provide a more accurate reflection of the current economic worth of the instrument. See Note 14 – Convertible Note for further details.
The Convertible Note was valued using a scenario-based framework, where the fair value determined in various scenarios were weighted based on the estimated probability of occurrence. Within each scenario, a discounted cash flow approach was utilized, taking the expected payoff for the event, and discounting it based on the expected timing and a discount rate. Each of the assumptions in this model were considered significant assumptions. We noted that a change in the expected probability, expected payoff, timing, or discount rate, would result in a change to the fair value ascribed to the Convertible Note.
Redeemable Preferred Shares
On November 11, 2020, 7.5 million redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share for an aggregate subscription amount of NOK 71.5 million ($7.5 million) to two affiliates of Alussa in exchange for a cash contribution of $7.5 million (the “Preferred Share Preference Amount”). Concurrently, FREYR Legacy issued 92.5 million warrants that were subscribed together with the redeemable preferred shares and considered an embedded feature as they were not separately exercisable. On February 16, 2021, an additional 7.5 million redeemable preferred shares were issued, each with a nominal value of NOK 0.01 per share, for an aggregate subscription amount of NOK 64.1 million ($7.5 million) to three affiliates of Alussa in exchange for a Preferred Share Preference Amount of $7.5 million. As part of the Business Combination and after the Norway demerger, the FREYR Legacy preferred shares were repurchased by FREYR at an adjusted Preferred Share Preference Amount of $14.9 million and the holders received 1.5 million ordinary shares of FREYR. Before settlement, the preferred shares were valued using a scenario-based framework, and within each scenario, a discounted cash flow approach was utilized, discounting the expected payoffs upon a conversion or redemption event. Each of the assumptions in this model were considered significant assumptions. Prior to settlement, changes in the fair value of the redeemable preferred shares were recognized as redeemable preferred shares fair value adjustment within the consolidated statements of operations and comprehensive loss.
The following table presents changes in the Level 3 instruments measured at fair value (in thousands):

	For the year ended December 31, 2022		For the year ended December 31, 2021
	Asset	Liability	Asset	Liability
	Convertible Note	Private Warrants	Convertible Note	Private Warrants	Redeemable Preferred Shares
Balance (beginning of period)	$20,231	$49,124	$—	$—	$7,574
Additions	—	—	20,000	27,265	7,500
Fair value measurement adjustments	(277)	(14,183)	231	21,859	(74)
Reclassification to Public Warrants	—	(1,092)	—	—	—
Settlements	—	—	—	—	(15,000)
Balance (end of period)	$19,954	$33,849	$20,231	$49,124	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. SHAREHOLDERS' EQUITY
Ordinary Shares
As of December 31, 2022 and December 31, 2021, 245.0 million ordinary shares without par value were authorized and 139.7 million and 116.9 million ordinary shares were outstanding as of December 31, 2022 and December 31, 2021, respectively. Holders of ordinary shares are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of December 31, 2022, we have not declared any dividends.
In December 2022, FREYR closed a public offering of 23.0 million ordinary shares at an offering price of $11.50 per share for total gross proceeds of approximately $264.5 million.
Share Repurchase Program
In May 2022, the Board of Directors approved a share repurchase program (the “Share Repurchase Program”). The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150 thousand of the Company’s ordinary shares. The Share Repurchase Program had no time limit and was able to be suspended or discontinued at any time. We purchased 150 thousand ordinary shares at an average price of $6.97 per share, excluding fees, during the year ended December 31, 2022 (no comparative amounts for the year ended December 31, 2021). As of December 31, 2022, the authorized share repurchase was completed and no ordinary shares remain available for repurchase under the program. There were 148.4 thousand and zero treasury shares outstanding as of December 31, 2022 and December 31, 2021, respectively.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees and they do not typically forfeit for directors. Generally, our RSUs are liability-classified awards, as they are cash settled based on the closing price of the shares on the vesting date.
As of December 31, 2022, a total of 11.6 million shares were reserved for issuance to satisfy share-based compensation awards made under the 2021 Plan. All exercised options are settled in shares net of shares withheld to satisfy the award exercise price and related taxes.
A rollforward of employee options outstanding under the 2021 Plan was as follows (number of options in thousands):

	Number of options	Weighted average exercise price
Outstanding at January 1, 2022	2,102	$10.05
Granted	4,103	9.74
Exercised	(16)	10.00
Forfeited	(326)	9.82
Outstanding at December 31, 2022	5,863	9.83
Exercisable at December 31, 2022	842	$10.04
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2022 was $0.7 million and zero, respectively. The weighted average remaining life for options outstanding and exercisable as of December 31, 2022 was 4.1 years and 3.7 years, respectively.
A rollforward of RSUs outstanding under the 2021 Plan was as follows (number of RSUs in thousands):

	Number of RSUs	Weighted average grant date fair value
Outstanding at January 1, 2022	$—	$—
Granted	61	7.39
Outstanding at December 31, 2022	$61	$7.39

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The aggregate intrinsic value of RSUs outstanding as of December 31, 2022 was $0.5 million. The weighted average remaining life for RSUs as of December 31, 2022 was 2.4 years.
2019 Plan
FREYR Legacy had an Incentive Stock Option Plan (the “2019 Plan”). According to the 2019 Plan, options or warrants could be granted to eligible employees.
As a result of the consummation of the Business Combination on July 9, 2021, all granted awards vested immediately. As such, on July 9, 2021, share-based compensation was recognized for the remaining unrecognized fair value of the 2019 Plan awards. No further options or warrants can be issued under the 2019 Plan.
Effective at the close of the Business Combination, the 2019 Plan was modified to require cash settlement after a lock-up period of one year for all non-executive employees or two years for all executive employees. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expenses or research and development expenses in the consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.
A rollforward of employee options and warrants outstanding under the 2019 Plan was as follows (number of options and warrants in thousands):

	Number of options and warrants	Weighted average exercise price
Outstanding at January 1, 2022	1,008	$2.81
Exercised	(331)	$1.96
Outstanding and exercisable at December 31, 2022	677	$3.23
The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2022 was $3.7 million. The weighted average remaining life for options and warrants outstanding and exercisable as of December 31, 2022 was 2.7 years. The Company paid $2.9 million for 2019 Plan options and warrants exercised in 2022.
CEO Option Awards
In June 2021, our Chief Executive Officer (“CEO”) entered into a stock option agreement, as an appendix to an employment agreement, effective upon the consummation of the Business Combination. In accordance with the stock option agreement, on July 13, 2021 our CEO was granted 850 thousand options to acquire our shares at an exercise price of $10.00 (the “CEO Options”). The CEO Options are subject to nine separate performance criteria, each of which is related to 1/9th of the total award amount. After the performance criteria are achieved and certified by the Board of Directors, the options will vest in equal parts subsequent to the certification date on the stated dates of December 31, 2022, September 30, 2023 and June 1, 2024. Compensation cost is recognized to the extent that achievement of the performance criteria is deemed probable. During the year ended December 31, 2022, 94 thousand of the CEO Options were awarded by the Board of Directors after the achievement of one of the performance criteria.
Nonemployee Awards
On December 4, 2020, FREYR Legacy entered into a license agreement with a third-party service provider for its support in initiating and enabling high-level discussions with Japanese technology providers. On February 16, 2021, FREYR Legacy’s shareholders issued 413 thousand warrants with an exercise price of NOK 0.01, as payment-in-kind for the services provided in the license agreement. On March 8, 2021, the third-party service provider subscribed for the warrants, and the warrants were reclassified from liability to equity and remeasured to the fair value on the date of subscription. On November 26, 2021, the warrants were exchanged on a one-for-one basis for ordinary shares.
Valuation and Expense
Valuation Models and Assumptions
We generally estimate the fair value of stock options and warrants with service or service and performance vesting conditions using the Black-Scholes-Merton option pricing model. The grant date fair value is determined for equity-classified options, and liability-classified options and warrants are revalued at each reporting date. The fair value of RSUs is based on the closing fair market value of our common stock, which for our liability-classified RSUs is determined at each reporting date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The weighted average grant date assumptions and fair values for stock options and warrants calculated using the Black-Scholes-Merton option pricing model are as follows:

	For the year ended December 31,
	2022	2021
Valuation assumptions:
Expected term (years)	3.45	4.22
Expected volatility	60.32%	49.30%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.16%	0.28%
Grant date fair value	$3.82	$7.60
The Company generally uses the simplified method when calculating the expected term due to insufficient historical exercise data. For stock options and warrants granted under the 2019 Plan, we used the contractual term as the expected term, as these awards were deeply in the money on the grant date. The expected volatility was derived from the average historical daily stock volatility of a peer group of public companies that we consider to be comparable to our business over a period equivalent to the expected terms of the share-based awards. The expected dividend yield was based on our expectation that we would not pay dividends in the foreseeable future. The risk-free interest rate was based on U.S. Treasury Rates for awards granted after the Business Combination and based on the AAA-Rated Euro Area Central Government Bond Yields for awards issued before the Business Combination.
We valued out of the money option awards granted in 2021, after the Business Combination, using a lattice option pricing model. The weighted average grant date assumptions and fair values for stock options calculated using a lattice option pricing model are as follows:

For the year ended December 31, 2021
Valuation assumptions:
Expected volatility	50.33%
Expected dividend yield	0.00%
Risk-free interest rate	0.79%
Grant date fair value per option	$3.42
As the awards were issued out of the money, an assumption was made that the holders would choose to exercise when a certain exercise ratio was achieved of the share price over the exercise price, upon which the expected life was calculated. All other assumptions were consistent with those used in the Black-Scholes-Merton option pricing model.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense by line item in the consolidated statements of operations (in thousands):

	For the year ended December 31,
	2022	2021
General and administrative	$8,312	$12,998
Research and development	331	1,820
As of December 31, 2022, we had $13.8 million of total unrecognized share-based compensation expense which will be recognized over a weighted-average period of 1.3 years.
11. GOVERNMENT GRANTS
For the year ended December 31, 2022 and 2021, we recognized grant income of $4.0 million and $2.3 million, respectively, in other income, net within the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2022 and 2021, we recorded grant income of $10.5 million and zero, respectively, as a reduction of property and equipment, net on our consolidated balance sheets, as these grants partially offset capitalized costs related to the construction in progress for the CQP. The 2022 reduction was attributable to the March 1, 2021 grant, which is discussed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
below. As of December 31, 2022 and 2021, we had $0.2 million and $1.4 million in deferred income from grants recorded as accrued liabilities and other on our consolidated balance sheets.
Significant Grant Awards
On February 12, 2021, we were awarded a grant of NOK 39.0 million ($4.6 million based on NOK/USD exchange rate at the time of the transaction) for research, development, and innovation in environmental technology. The final conditions for the project were approved in December 2022. The grant may become repayable if grant proceeds are used to purchase or develop property and equipment or intangible assets that are later sold or moved out of Norway within five years of receipt of the grant.
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
12. INCOME TAXES
As of December 31, 2022, FREYR has not yet initiated manufacturing or derived revenue from our principal business activities and, as a result, we generate losses before income taxes on our consolidated statements of operations. We also generate taxable losses in the majority of the jurisdictions in which we operate.
We had no provision for income taxes for the years ended December 31, 2022 and 2021. Additionally, we had no current tax expense, as a result of historical losses, and have no current deferred tax expense, as a result of the valuation allowance against our deferred tax assets.
A reconciliation of our income tax expense to the amount obtained by applying the statutory tax rate in Luxembourg is as follows (in thousands, except percentages):

	For the year ended December 31,
	2022	2021
Pretax net loss	$(99,119)	$(93,378)
Statutory tax rate in Luxembourg	25%	25%
Income taxes calculated at statutory tax rate	(24,720)	(23,288)
Permanent difference - Fair value adjustments	(26,691)	5,452
Foreign tax differential	2,197	1,513
Changes in valuation allowance	45,572	16,605
Other permanent tax items - net	3,642	(282)
Income tax expense	$—	$—
Effective tax rate	0%	0%
Deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets
Tax losses carryforwards	$61,205	$16,295
Stock-based compensation	4,080	2,861
Other	147	—
Total deferred tax assets before valuation allowance	65,432	19,156
Valuation allowance	(64,693)	(19,121)
Total deferred tax assets	739	35
Deferred tax liabilities
Property and equipment	50	35
Other	689	—
Total deferred tax liabilities	739	35
Net deferred tax asset	$—	$—
As FREYR has not yet recorded taxable income in the jurisdictions of our net operating loss carryforwards, we maintain a full valuation allowance on our net deferred tax assets. The valuation allowance increased by $45.6 million and $16.7 million for the years ended December 31, 2022 and 2021, respectively. The increase in the valuation allowance was primarily related to an increase in net operating loss carryforwards. For the years ended December 31, 2022 and 2021, we

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
had net operating loss carryforwards of approximately $259.7 million and $70.7 million, respectively, primarily in Norway and Luxembourg. In Norway, net operating losses can be carried forward indefinitely, and in Luxembourg, net operating losses can be carried forward for 17 years to offset future income or profits.
We are required to pay income taxes and are subject to potential examination in our locations of operations, including Luxembourg, Norway, and the U.S. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws. Our tax years remain open for examination by all tax authorities since inception. We have not identified any uncertain tax positions or recorded any liabilities, or any associated interest or penalties for the years ended December 31, 2022 and 2021.
13. RELATED PARTY TRANSACTIONS
EDGE Agreements
The 2020 EDGE Agreement provided that FREYR Legacy should pay EDGE a monthly retainer fee. Additionally, FREYR Legacy agreed to make certain milestone payments to EDGE based on the closing of certain additional financing rounds as defined within the 2020 EDGE Agreement. See Note 8 – Warrants for further discussion on the warrant agreements between FREYR Legacy and EDGE. On January 18, 2021, the Board resolved to terminate the 2020 EDGE Agreement and enter into an employment contract with the continuing CEO and a consulting contract with the prior Chief Commercial Officer, subject to the closing of the Business Combination. See below for further detail on the consulting agreement with the prior Chief Commercial Officer.
For the year ended December 31, 2021, $4.3 million in expenses related to the consulting services provided were recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. No expenses were recorded for the year ended December 31, 2022. There were no unpaid amounts in accounts payable and accrued liabilities as of December 31, 2022 and 2021.
Consulting Agreement
Concurrent with the consummation of the Business Combination, we agreed to a consulting agreement a with the prior Chief Commercial Officer and current member of the Board of Directors. Per the consulting agreement, the consultant will provide services related to scaling sustainable energy storage, as well as any other services requested by us, for a term of three years. During this term, we will pay the consultant an annual fee of $0.4 million plus expenses. The expenses incurred for consulting services for the years ended December 31, 2022 and 2021 were $0.4 million, and $0.2 million, respectively. These expenses are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. The unpaid amount of less than $0.1 million was recognized in accounts payable and accrued liabilities as of December 31, 2022 and 2021.
Metier
In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier OEC is the brother of our current Executive Vice President, Project Execution. The total cost incurred for the years ended December 31, 2022 and 2021 were $5.9 million and $4.7 million, respectively. For the years ended December 31, 2022 and 2021, $4.9 million and $4.7 million, respectively, are recognized as general and administrative expenses within the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2022, $1.0 million of cost met the requirements for capitalization and is recognized as construction in process within the consolidated balance sheet. The unpaid amounts of $0.7 million and $0.3 million are recognized in accounts payable and accrued liabilities as of December 31, 2022 and 2021, respectively.
FREYR Battery US, LLC.
In October 2021, we formed a joint venture with Koch Strategic Platforms (“Koch”), with the purpose of advancing the development of clean battery cell manufacturing in the U.S. At the time of this initial investment, both parties agreed to contribute $3.0 million for the initial costs related to developing the first gigafactory to project concept selection, and these contributions were made in January 2022. As of December 31, 2021, we held a 50% common stock ownership in the joint venture and utilized the equity method of accounting.
Between November 4, 2022 and November 7, 2022, the Company contributed $49.0 million to the joint venture. On November 8, 2022, the joint venture finalized its gigafactory site selection process and purchased approximately 368 acres of land in Coweta County, Georgia for $44.3 million. As a result of these contributions, the Company’s common share ownership in the joint venture increased to 95%. The joint venture’s progression towards the site selection milestone was deemed to be a reconsideration event and the joint venture was determined to meet the characteristics of a VIE. The Company was determined to be the primary beneficiary of the joint venture. Therefore, on November 7, 2022, the Company began consolidating the joint venture.
The capital contribution transaction met the definition of an asset acquisition as substantially all the fair value of the gross non-cash assets acquired consisted of a prepayment for the November 8, 2022 land acquisition. On November 7, 2022, the joint venture had assets with a fair value of $2.8 million and liabilities with a fair value of $39 thousand. The Company recognized a $3.0 million non-controlling interest (“NCI”) for Koch’s 5% common share ownership in the joint venture. The fair value of the NCI was determined based on the share resale rights available to Koch until October 27, 2026. As a result of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the asset acquisition, a loss of $1.6 million was recognized in other income, net in the consolidated statements of operations and comprehensive loss.
14. CONVERTIBLE NOTE
On October 8, 2021, we invested $20.0 million in an unsecured convertible note receivable from 24M, our battery platform technology licensor for our planned manufacturing facilities in Norway and the U.S.. The Convertible Note matures on October 8, 2024, carries an annual interest rate of 5%, and is convertible into common stock or preferred stock at our option beginning on October 8, 2023 or automatically upon a qualified initial public offering or direct listing in excess of our conversion price. Additionally, the Convertible Note contains a change of control provision that, if triggered, would result in repayment of 1.75x the note’s original investment value plus any accrued interest. In December 2022, we signed a contract amendment that will result in the Convertible Note automatically converting to preferred stock on March 31, 2023 based on the contractual conversion price in the original contract. We have elected to account for the Convertible Note using the fair value option. See Note 9 – Fair Value Measurement for details on the valuation methodology.
15. NET LOSS PER SHARE
The Company’s basic net loss per share attributable to ordinary shareholders for the year ended December 31, 2022 was computed by dividing net loss attributable to ordinary shareholders by the weighted-average ordinary shares outstanding.
For the year ended December 31, 2021, we computed net loss per share using the two-class method required for participating securities. Under the two-class method, undistributed earnings for the period are allocated to participating securities, including the redeemable preferred shares that were settled as part of the Business Combination, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there was no contractual obligation for the redeemable preferred shares to share in losses, our basic net loss per share attributable to ordinary shareholders for the year ended December 31, 2021, was computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding.
No dividends were declared or paid for the years ended December 31, 2022 and 2021.
Diluted net loss per share attributable to ordinary shareholders adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the years ended December 31, 2022 and 2021, the treasury stock method was used to assess our warrants and share-based payment awards while the if-converted method was used to assess our redeemable preferred shares.
The computation of basic and diluted net loss per share attributable to ordinary shareholders is as follows (in thousands, except per share data):

	For the year ended December 31,
	2022	2021
Numerator:
Net loss attributable to ordinary shareholders - basic and diluted	$(98,791)	$(93,378)
Denominator:
Weighted average ordinary shares outstanding - basic and diluted	118,474	75,363
Net loss per ordinary share:
Basic and diluted	$(0.83)	$(1.24)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The outstanding securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share as the impact would be anti-dilutive are as follows (in thousands):

	As of December 31,
	2022	2021
Public Warrants	14,607	14,375
Private Warrants	10,018	10,250
EDGE warrants	2,176	2,176
Employee options	5,863	2,102
Share-based compensation liability options and warrants(1)	567	1,008
CEO Options(2)	94	—
Total	33,325	29,911

(1)    Share-based compensation liability options and warrants exclude 110 thousand of the total outstanding 677 thousand option and warrant liability awards, as these awards are required to be cash-settled due to the expiration of the lock-up period specified in the BCA. See Note 10 – Shareholders' Equity for further details.
(2)    For the year ended December 31, 2022, the Company excluded 756 thousand of the total 850 thousand CEO Options, as it is not yet probable that the performance conditions for these options will be achieved. See Note 10 – Shareholders' Equity for further details.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Group Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our Chief Executive Officer and Group Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022, were effective at a reasonable assurance level.
In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S. and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.
Our management, including the Chief Executive Officer and the Group Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to the established rules of the U.S. Securities and Exchange Commission.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
DIRECTORS
The following table lists as of February 17, 2023 the names of our eight (8) directors, their respective ages, and positions with us, followed by a brief biography of each individual, including their business experience. There is no familial relationship between any of our executive officers and directors.

Name	Age	Position
Torstein Dale Sjøtveit	67	Founder and Executive Chairman of the Board of Directors
Daniel Barcelo	53	Director
Mimi Berdal	63	Director
Jason Forcier	51	Director
Peter Matrai	50	Co-Founder and Director
Daniel Steingart	45	Director
Olaug Svarva	65	Director
Monica Tiúba	44	Director
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
Non-Employee Directors
Daniel Barcelo. Mr. Barcelo has served as a director of FREYR since the consummation of the Business Combination. He is also the founder and CEO of Alussa Energy LLC. Prior to founding Alussa Energy in 2019, he was a Director of Research and Portfolio Manager at Moore Capital Management from 2008 to 2011 and an Equity Research Analyst with Lehman Brothers from 1998 to 2004, Bank of America from 2004 to 2008, and Managing Director and Head of Oil & Gas at Renaissance Capital in Moscow, Russia from 2011 to 2012. He has also served as Chief Financial Officer of Ruspetro plc in Russia from 2012 to 2014, Head of Corporate Finance of Lekoil Limited in Nigeria from 2015 to 2016 and co-founder, Director, and Chief Financial Officer of Invicti Terra Argentina Limited in Argentina from 2017 to 2019. Mr. Barcelo is a graduate of Syracuse University with a Bachelor of Science in Finance and is also a CFA charterholder.
We believe Mr. Barcelo is qualified to serve on our Board of Directors due to his extensive experience in international energy finance and emerging markets.
Mimi Berdal. Ms. Berdal has served as a director of FREYR since the consummation of the Business Combination. Ms. Berdal has been a self-employed corporate adviser, lecturer, and investor since 2005. During this time, Ms. Berdal has had various board and professional assignments in private, public, and listed companies, including as member and Chairman of the Board of Renewable Energy Corporation ASA, subsequently REC Solar ASA, from 2011 to 2015 and member and Chairman of the Board of Norwegian gas infrastructure operator Gassco AS (“Gassco”), a Norwegian state-owned energy company, from 2007 to 2019. Due to her roles at Gassco, Ms. Berdal has been identified as a politically exposed person. Prior to 2005, Ms. Berdal was admitted to the Norwegian bar during her 17 years of practicing law as attorney and partner at the law firm Arntzen de Besche in Oslo, and three years as in-house legal adviser to TOTAL Norge AS. Her primary fields of expertise were petroleum and energy law, mergers and acquisitions, securities, and corporate law. At present, Ms. Berdal serves as Chairman of the Board of Goodtech ASA and Connect Bus AS, member of the Board of Electromagnetic Geoervices (EMGS) ASA, Energima AS, KLP Eiendom AS, Norsk Titanium AS and the Norwegian branch of Transparency International and Chairman of the Nomination Committee of Borregaard ASA. Ms. Berdal holds a Master of Laws from the University of Oslo.

We believe Ms. Berdal is qualified to serve on our Board of Directors because of her broad knowledge of the global energy market, including the renewable sector, and her extensive experience with capital markets.
Jason Forcier. Mr. Forcier has served as a director of FREYR since December 2022. He is the Chief Executive Officer (CEO) of SVP Worldwide and was the Chief Operations Officer (COO) and Executive Vice President (EVP) for Infrastructure and Solutions at Vertiv Holdings Co. from February 2020 to August 2022, after serving in several executive roles in that company since October 2017. Prior to that, Mr. Forcier was CEO at A123 Systems LLC (a global manufacturer of lithium-ion batteries) from 2013 to 2017, where he also served as President (Transportation) and EVP (Automotive) during his time there. He has previously held senior leadership positions at Lear Corporation and Robert Bosch LLC. Mr. Forcier earned his bachelor’s degree in mechanical engineering from Kettering University, and he holds a master's degree in business administration from University of Michigan.
We believe Mr. Forcier is qualified to serve on our Board of Directors because of his experience leading and establishing manufacturing operations in the lithium-ion battery and other industries.
Peter Matrai. Mr. Matrai has served as a director of FREYR since the consummation of the Business Combination. He previously served as a director of FREYR Legacy. Mr. Matrai joined FREYR Legacy’s Board of Directors in June 2019. Prior to and concurrently with joining FREYR Legacy, Mr. Matrai has served as Co-Founder and Managing Partner at EDGE Global LLC, which offers scaling services to sustainability-focused companies, since September 2017. Prior to EDGE Global LLC, Mr. Matrai was Senior Advisor at SYSTEMIQ Ltd. from May 2016 to September 2017. Prior to SYSTEMIQ Ltd., Mr. Matrai was Chief Financial Officer at Joule Unlimited from July 2015 to April 2016. Mr. Matrai has served on the Board of Directors of the not-for-profit HTTP Foundation since November 2004. Mr. Matrai holds a B.S. in Economics and M.Sc. in Finance from Budapest University of Economics, an M.Sc. in Financial Services and Banking Techniques from Université Panthéon- Assas and an M.B.A. from University of Chicago Booth School of Business.
We believe Mr. Matrai is qualified to serve on our Board of Directors because of his experience licensing and commercializing emerging low-emissions and disruptive technologies as well as his intimate familiarity with FREYR Legacy’s business.
Daniel Steingart. Dr. Steingart has served as a director of FREYR since January 2023. Currently, he is the Stanley-Thompson Professor of Chemical Metallurgy at Columbia University in New York where he also serves as the Co-Director of the Columbia Electrochemical Energy Center. Dr. Steingart has served as Chief Scientist/Advisor to ElectraSteel since 2020, Co-Founder of Liminal Insights Inc. since 2015 and Industry Advisor to Sila Nanotechnologies Inc. since 2016. Prior to joining Columbia University in 2019, he was an associate professor in Princeton’s Department of Mechanical and Aerospace Engineering and the Andlinger Center for Energy and the Environment from 2013 to 2019. Earlier, he was an assistant professor in chemical engineering at the City College of the City University of New York. Dr. Steingart holds a Ph.D. in Materials Science from the University of California, Berkeley.
We believe Dr. Steingart is qualified to serve on our Board of Directors because of his technical and industry credentials as an electrochemistry expert and research scientist, and an advisor to start-up companies in the energy sector.
Olaug Svarva. Ms. Svarva joined FREYR’s board upon the consummation of the Business Combination. Prior to joining FREYR, Ms. Svarva was Chief Executive Officer at Folketrygdfondet, the investment manager of Norway’s Government Pension Fund, from January 2006 to February 2018. Ms. Svarva has served on the Board of Directors of the Institute of International Finance since October 2019. Ms. Svarva has served as the Chair of the Board of Directors of Norfund, the Norwegian investment fund for developing countries, since June 2019. Ms. Svarva has served on the Board of Directors of Investinor AS since June 2018. Ms. Svarva has served as Chair of the Board of Directors of DNB ASA, Norway’s largest financial institution, since April 2018. Ms. Svarva holds an Associate’s degree from Trondheim University College, a B.S. in Business Administration from University of Denver, and an M.B.A. from University of Denver.
We believe Ms. Svarva is qualified to serve on our Board of Directors because of her extensive experience with financial markets, record of ESG-focused investing and strong executive and board leadership.
Monica Tiúba. Ms. Tiúba has served as a director of FREYR since the consummation of the Business Combination. Ms. Tiúba is a member of Tenaris’ (NYSE: TS) Board of Directors and Chairperson of its audit committee. She is a Brazilian qualified lawyer and accountant with 20 years of professional experience in Brazil and Luxembourg. She started her career at Barbosa, Mussnich & Aragão law firm in Rio de Janeiro, Brazil, where she practiced corporate law, M&A, and tax litigation. She worked at EY and PwC, in their Brazil and Luxembourg offices, advising multinational clients, private equity houses and family offices. She gained banking experience working as international senior wealth planner at Banque Edmond de Rothschild, in Luxembourg. She also currently serves as member of the board of directors of investing for Development SICAV, a Luxembourg social impact fund and member of the investment committee of its sub-fund Forest and Climate Change Fund. Ms. Tiúba holds a specialization in EU tax law from Leiden University, and a Master of Laws in international taxation from the Vienna University of Economics.
We believe Ms. Tiúba is qualified to serve on our Board of Directors because of her extensive experience with the energy industry and financial markets.

Independence of Directors
The NYSE Listed Company Manual generally defines an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Daniel Barcelo, Mimi Berdal, Jason Forcier, Daniel Steingart, Olaug Svarva, and Monica Tiúba, are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. FREYR’s independent directors have regularly scheduled meetings at which only independent directors are present. In addition, FREYR is subject to the rules of the SEC and the NYSE Listed Company Manual relating to the membership, qualifications, and operations of the Audit and Risk Committee, as discussed below.
Board Leadership Structure
Torstein Dale Sjøtveit serves as Chairman of the FREYR Board of Directors and Tom Einar Jensen serves as Chief Executive Officer of FREYR. FREYR has determined that this structure, with separate Chairman and CEO roles, is in the best interests of FREYR at this time because it allows the CEO to focus his time and energy on operating and managing FREYR and leverage the experience and perspectives of the Chairman.
Role of FREYR Board in Risk Oversight
One of the key functions of the FREYR Board of Directors is informed oversight of FREYR’s risk management process. The FREYR Board of Directors does not maintain a separate standing risk management committee, but has rather included in the scope and purpose of the Audit and Risk Committee that it shall assist and advise the Board of Directors in its oversight of the enterprise risk management of the Company. A description of the main standing committees of the board of directors and their functions, including those related to risk oversight, is shown below.
Meetings and Committees of the Board of Directors
The FREYR Board of Directors has established various standing committees, and in addition, special or limited duration committees may be established under the direction of FREYR’s Board of Directors when necessary to address specific issues.
Executive Management Committee
On November 15, 2022, the Board of Directors updated the Group’s management structure by appointing an Executive Management Committee (the “Executive Committee”) and approved its charter. Pursuant to the charter of the Executive Committee, the Board of Directors shall, in its sole discretion, appoint and remove members of the Executive Committee and its chairperson, with no fixed number of members and which shall include, at a minimum, the following director and officers of the Company:
•The Executive Chairman;
•The Chief Executive Officer;
•The Chief Operating Officer;
•The Group Chief Financial Officer; and
•The Chief Legal Officer.
As of February 17, 2023, the Executive Committee consists of Torstein Dale Sjøtveit, Tom Einar Jensen, Jan Arve Haugan, Oscar Brown, Are Brautaset, and Peter Matrai. The Chairperson of the Executive Committee is Torstein Dale Sjøtveit.
The purpose of the Executive Committee is to assist and advise the Board of Directors and oversee certain management and operational functions of the Company as set out in its charter, without prejudice to the powers conferred to the daily managers (délégués à la gestion journalière) of the Company or the legal powers of the Board of Directors. The Executive Committee meets at least once a month.
Audit and Risk Committee
The FREYR Board of Directors established an Audit and Risk Committee comprised of at least three independent directors. As of February 17, 2023, the Audit and Risk Committee consists of Monica Tiúba, Daniel Barcelo, and Olaug Svarva.
The Audit and Risk Committee is composed exclusively of “independent directors,” as defined for Audit and Risk Committee members under the NYSE Listed Company Manual and the rules and regulations of the SEC, who are “financially literate,” as defined in the NYSE Listed Company Manual. The NYSE Listed Company Manual defines “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. In addition, FREYR includes at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Monica Tiúba serves as a financial expert and the Chairperson of the Audit and Risk Committee.

The Audit and Risk Committee has a written charter, and its purpose includes, but is not limited to, assisting and advising the FREYR Board of Directors in its oversight of:
•Accounting and financial reporting processes and internal controls of FREYR;
•The audit and integrity of FREYR’s financial statements;
•FREYR’s enterprise risk management;
•FREYR’s compliance with applicable laws and regulations (including U.S. federal securities laws and other legal and regulatory requirements);
•The qualifications, independence, and performance of FREYR’s independent registered public accounting firm;
•The implementation and performance of FREYR’s internal audit function, as applicable; and
•Overseeing policies and strategies related to ESG matters and reporting.
The Audit and Risk Committee meets formally four times per year, or more often as required.
Compensation Committee
The FREYR Board of Directors established a Compensation Committee consisting of at least two directors. As of February 17, 2023, the Compensation Committee currently consists of Mimi Berdal and Jason Forcier. Each of the members of the Compensation Committee is independent under the applicable rules of the NYSE Listed Company Manual. The Chairperson of the Compensation Committee is Mimi Berdal.
The Compensation Committee has a written charter, and its purpose is to:
•Oversee FREYR’s compensation policies, plans, benefits, programs, and overall compensation philosophy;
•Assist the FREYR Board of Directors in discharging its responsibilities relating to
a.overseeing compensation of FREYR’s Chief Executive Officer and other individuals who are “officers” as defined in Rule 16a-1(f) under the Exchange Act and
b.evaluating and recommending their compensation plans, policies, and programs of FREYR;
•Administer FREYR’s incentive compensation plans, equity compensation plans, and such other plans as designated from time to time by the Board of Directors of FREYR; and
•Prepare the report of the Compensation Committee if and as required by the rules and regulations of the SEC.
The Compensation Committee meets formally three times a year and otherwise as required.
Nominating and Corporate Governance Committee
The FREYR Board of Directors established a Nominating and Corporate Governance Committee that, as of February 17, 2023, consists of Olaug Svarva and Mimi Berdal. Both of the members of the Nominating and Corporate Governance Committee meet the requirements for independence under the current NYSE Listed Company Manual and SEC rules and regulations. The Chairperson of the Nominating and Corporate Governance Committee is Olaug Svarva.
The Nominating and Corporate Governance Committee has a written charter, and the committee’s responsibilities include, but are not limited to:
•Reviewing the qualifications of, and recommending nominees for election to the Board of Directors and its committees, consistent with approved criteria;
•Developing, evaluating, and recommending corporate governance practices applicable to FREYR;
•Overseeing the evaluation of FREYR’s management;
•Facilitating and overseeing the annual performance review of FREYR’s Board of Directors and its committees; and
•Evaluating the adequacy of FREYR’s corporate governance guidelines and reporting.
The Nominating and Corporate Governance Committee meets as deemed necessary by the committee.
Financing Committee
The FREYR Board of Directors established a Financing Committee on February 23, 2022. During its tenure, the Financing Committee consisted of Daniel Barcelo, Olaug Svarva, and Mimi Berdal. The Financing Committee has a written charter, and the committee’s responsibilities include, but are not limited to, considering, evaluating, responding to, negotiating, recommending, and/or approving, as applicable, any external financing proposals related to gigafactory developments prior to the full Board of Director’s review and approval of such proposals. The Financing Committee met periodically as deemed necessary by the committee. This committee was disbanded in February of 2023.

Code of Business Conduct and Ethics and Other Corporate Policies
On July 9, 2021, the Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, employees, employees in training, contract employees, and consultants. The Code of Business Conduct and Ethics codifies the business and ethical principles that govern all aspects of our business. FREYR will provide upon request, copies of our Code of Business Conduct and Ethics without charge.
Additionally, the Board of Directors adopted other policies and documentation and established a whistle-blower program to allow confidential reporting of violations of our policies. The Audit and Risk Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines, Code of Business Conduct and Ethics, and other policies are available on the Governance section of our website. See also Part I, Item 1 “Business” of this Annual Report on Form 10-K in the section “Available Information”.
EXECUTIVE OFFICERS
Set forth below are the names, ages, and biographical information for each of our current executive officers as of February 17, 2023.

Name	Age	Position
Tom Einar Jensen	52	Co-Founder and Chief Executive Officer
Jan Arve Haugan	65	Chief Operating Officer
Oscar Brown	52	Group Chief Financial Officer
Ryuta Kawaguchi	49	Chief Technology Officer
Are Brautaset	52	Chief Legal Officer
Andreas Bentzen	47	Executive Vice President, Technology
Jeremy Bezdek	49	Executive Vice President, Global Corporate Development
Gery Bonduelle	51	Executive Vice President, Sales
Tilo Hauke	54	Executive Vice President, Supply Chain Management
Einar Kilde	62	Executive Vice President, Project Execution
Tove Nilsen Ljungquist	58	Executive Vice President, Operations
Hege Marie Norheim	56	Executive Vice President, Corporate Public Affairs and Sustainability
Tom Einar Jensen, Co-Founder and Chief Executive Officer. Mr. Jensen has served as Chief Executive Officer of FREYR since July 2021. Mr. Jensen became a Co-Founder of FREYR Legacy and has served as FREYR Legacy’s Chief Executive Officer since October 2018. Prior to and concurrently with FREYR Legacy, Mr. Jensen has served as Co-Founder and Partner of EDGE Global LLC since September 2017. Prior to EDGE Global LLC and FREYR Legacy, Mr. Jensen served in multiple positions, most recently as Partner and Senior Advisor, at SYSTEMIQ Ltd. from April 2016 to September 2017. Prior to SYSTEMIQ Ltd., Mr. Jensen was Executive Vice President Head at Joule Unlimited Technologies, Inc. (“Joule Unlimited”) from April 2014 to March 2016. Prior to Joule Unlimited, Mr. Jensen was Chief Executive Officer at Agrinos AS from September 2009 to September 2013. Prior to Agrinos AS, Mr. Jensen held various positions in finance, strategy, and business development at Norsk Hydro. Mr. Jensen holds an M.Sc. in Finance and Economics from the Norwegian School of Economics.
Jan Arve Haugan, Chief Operating Officer. Mr. Haugan has served as Chief Operating Officer of FREYR and as President and Managing Director of FREYR Battery Norway since July 2021. He previously served as FREYR Legacy Chief Operating Officer and Deputy Chief Executive Officer since January 2021. Prior to joining FREYR Legacy, Mr. Haugan was head of Projects and Operations at Aker Horizons AS from June 2020 to January 2021. Prior to Aker Horizons AS, Mr. Haugan was Chief Executive Officer at Aker Energy AS from January 2018 to December 2019. Prior to Aker Energy AS, Mr. Haugan was Chief Executive Officer at Kvaerner ASA from July 2011 to December 2017. Mr. Haugan has served as chair of the Board of Directors of Tensio AS since July 2022. Mr. Haugan has served on the Board of Directors of Meraaker Hydrogen AS from July 2020 until July 2022. Mr. Haugan has served on the Board of Directors of IOR Norway AS since October 2020. Mr. Haugan has served on the Board of Directors of Kvaerner ASA, later merged with Aker Solutions ASA, since January 2018. Mr. Haugan holds an M.Sc. in Civil Engineering from University of Colorado at Boulder.
Oscar Brown, Group Chief Financial Officer. Mr. Brown joined FREYR in April 2022 and currently serves as Group Chief Financial Officer of FREYR. He comes with more than 30 years of energy industry experience, having most recently been Senior Vice President of Strategy, Business Development, and Supply Chain for Occidental Petroleum Corporation. Prior to joining Occidental, he held positions of increasing responsibility as an investment banker with CS First Boston, Lehman Brothers, Barclays Capital, and Bank of America Merrill Lynch, where he was co-head of Americas Energy Investment Banking. He is a board member, chairs the ESG Committee, and serves on the Compensation Committee of Western Midstream Partners LP (NYSE: WES) and is a past director of Plains All-American Pipeline LP (NYSE: PAA) and Plains GP Holdings LP (NYSE: PAGP). Mr. Brown holds a bachelor’s degree in Business Administration, Finance and Marketing from the University of Texas at Austin.

Ryuta Kawaguchi, Chief Technology Officer. Mr. Kawaguchi has served as Chief Technology Officer of FREYR since July 2021. He previously served as FREYR Legacy’s Chief Technology Officer since August 2020. Prior to joining FREYR Legacy, Mr. Kawaguchi was a full-time consultant to FREYR Legacy at Tecosim Simulation Ltd. from February 2020 to July 2020. Prior to Tecosim Simulation Ltd., Mr. Kawaguchi was Solution Owner EV Battery at Dyson Automotive R&D Limited from July 2019 to January 2020. Prior to Dyson Automotive R&D Limited, Mr. Kawaguchi was a Solution Owner EV Battery at Dyson Technology Limited from September 2017 to June 2019. Prior to Dyson Technology Limited, Mr. Kawaguchi held multiple positions at Nissan Motor Corporation and Toyota Industries Corporation in the field of EV Battery and Fuel Cell. Mr. Kawaguchi holds a B.S. and an M.Sc. in Aeronautical Engineering from Nagoya University.
Are L. Brautaset, Chief Legal Officer. Mr. Brautaset has served as Chief Legal Officer of FREYR since July 2021. He previously served as FREYR Legacy’s Chief Legal Officer since December 2020. Prior to joining FREYR Legacy, Mr. Brautaset was an independent attorney from June 2020 to November 2020. Prior to that, Mr. Brautaset was Chief Legal Officer at Aker Energy AS from January 2019 to June 2020. Prior to Aker Energy AS, Mr. Brautaset was Vice President Legal at Equinor ASA (formerly known as Statoil ASA) from August 2016 to January 2019. Prior to Equinor ASA, Mr. Brautaset was Head of Legal and Compliance at Statoil Tanzania AS from August 2013 to July 2016. Mr. Brautaset has more than 20 years of experience as in-house counsel and holds a Master of Laws from University of Oslo.
Andreas Bentzen, Executive Vice President, Technology. Dr. Bentzen currently serves as Executive Vice President, Technology, in FREYR. He joined the company in August 2022. Prior to joining FREYR, Dr. Bentzen co-founded Otovo, the leading European residential solar energy and storage company, where he served as the Chief Technology Officer for more than six years between January 2016 and July 2022. Dr. Bentzen has more than 20 years experience in technology and strategic management from both industrial and academic R&D, including working as technology and management consultant for Nofas AS and as the Vice President, Technology for REC Technology U.S., Inc. in San Francisco. He holds a Master of Science from the Norwegian University of Science and Technology (NTNU) and a Ph.D. in physics from the University of Oslo.
Jeremy Bezdek, Executive Vice President, Global Corporate Development. Mr. Bezdek has served as Executive Vice President, Global Corporate Development and as President of FREYR Battery U.S since December 2022. Mr. Bezdek served as a director of FREYR from 2021 to 2022. He had spent 26 years with Koch companies in a variety of finance, corporate development, and commercial leadership roles, most recently as the Managing Director of Koch Strategic Platforms, an investment arm of Koch Industries. In 2010, Mr. Bezdek lead the newly created Innovation and M&A team for Flint Hills Resources, LP (“FHR”), a subsidiary of Koch Industries, Inc. After serving as the business leader of the Biofuels and Ingredients business for 2.5 years, Mr. Bezdek moved to the Corporate Development role in late 2017 where he led M&A and venture activity for FHR. Mr. Bezdek holds a Bachelor of Science in Business Administration, Finance Concentration from the University of Kansas.
Gery Bonduelle, Executive Vice President, Sales. Mr. Bonduelle has served as Executive Vice President, Sales of FREYR since July 2021. He previously served as FREYR Legacy’s Executive Vice President Sales since April 2021. Prior to joining FREYR Legacy, Mr. Bonduelle held multiple positions at EnerSys, most recently as Sales Vice President EMEA and APAC beginning in July 2020 and prior to that as Vice President Sales Reserve Power EMEA from January 2016 to July 2020. Mr. Bonduelle holds a B.S. and an M.Sc. in Mechanical Engineering from ENIM University.
Tilo Hauke, Executive Vice President, Supply Chain Management. Dr. Hauke has served as Executive Vice President, Supply Chain Management of FREYR since October 2021. He has more than 20 years of experience in the carbon and graphite industry, especially in materials and components for the renewable energy sector. Previously, from 2014 to 2020, Dr. Hauke served as Senior Vice President, Business Line Fuel Cell Components, and before that Group Vice President, Technology and Innovation, both for SGL Carbon SE. Dr. Hauke holds a PhD in solid state physics from University of Halle-Wittenberg and an MBA from University of Augsburg/Pittsburgh.
Einar Kilde, Executive Vice President, Project Execution. Mr. Kilde has served as Executive Vice President, Project Execution of FREYR since July 2021. He previously served as FREYR Legacy’s Executive Vice President Projects since October 2019. Prior to joining FREYR Legacy, Mr. Kilde was Executive Vice President at Bane NOR from October 2017 to September 2019. Prior to Bane NOR, Mr. Kilde was Executive Vice President, Project Execution at Sarawak Energy Berhad from September 2010 to October 2017. Prior to Sarawak Energy Berhad, Mr. Kilde was Executive Vice President and Head of Wafer Division at Renewable Energy Corporation ASA from August 2007 to July 2009. Mr. Kilde holds a B.S. in Mechanical Engineering from University of Trondheim.
Tove Nilsen Ljungquist, Executive Vice President, Operations. Ms. Ljungquist has served as Executive Vice President Operations of FREYR since July 2021. She previously served as FREYR Legacy’s Executive Vice President Operationalization since January 2021. Prior to joining FREYR Legacy, Ms. Ljungquist was Executive Vice President at Moreld AS from April 2020 to December 2020. Prior to Moreld AS, Ms. Ljungquist was Chief Executive Officer at Agility Subsea Fabrication from September 2014 to April 2020. She has also previously held multiple senior management roles at Norsk Hydro, among others as Managing Director of Hydro Clervaux, Luxembourg. Ms. Ljungquist holds an M.Sc. in Material Science and Engineering from Norwegian University of Science and Technology.
Hege Marie Norheim, Executive Vice President, Corporate Public Affairs and Sustainability. Ms. Norheim has served as Executive Vice President, Corporate Public Affairs and Sustainability of FREYR since July 2021. She previously served as FREYR Battery and FREYR Legacy’s Executive Vice President, Human Resources, Sustainability and Communications since March 2021. Prior to joining FREYR Legacy, Ms. Norheim was a consultant at Spencer Stuart from August 2015 to February 2021 and also held executive roles at Norsk Hydro and Equinor, serving as Chief Sustainability

Officer and SVP Reserves & Field Development. Ms. Norheim has also held the positions of Senior Advisor in the Office of the Prime Minister of Norway and State Secretary to the Prime Minister and Minister of Finance. Ms. Norheim holds an M.Sc. in Economics and Business Administration from the Norwegian School of Economics and Hochschule St. Gallen in Switzerland.
ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
The Company qualifies as a “smaller reporting company” under rules adopted by the SEC. Accordingly, the Company has provided scaled executive compensation disclosure that satisfies the requirements applicable to the Company. Under the scaled disclosure obligations, the Company is not required to provide, among other things, a compensation discussion and analysis, a Compensation Committee report, and certain other tabular and narrative disclosures relating to executive compensation.
For 2022, the following individuals were our named executive officers (each a “Named Executive Officer” or “NEO” and collectively the “Named Executive Officers” or “NEOs”):
•Tom Einar Jensen, Chief Executive Officer (“CEO”) and Co-Founder
•Jan Arve Haugan, Chief Operating Officer (“COO”)
•Oscar Brown, Group Chief Financial Officer (“CFO”)
SUMMARY COMPENSATION TABLE
The following Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our NEOs for the years ended December 31, 2022 and 2021.

Name and Title	Year	Salary ($)(1)		Bonus ($)(1)		RSU Awards ($)(2)	Option Awards ($)(2)		Total ($)
Tom Einar Jensen	2022	$653,962		$—	(3)	$—	$350,387	(7)	$1,004,349
Chief Executive Officer	2021	600,719	(4)(5)	4,467,802	(4)	—	—	(7)	5,068,521

Jan Arve Haugan	2022	544,968		—	(3)	—	319,598		864,566
Chief Operating Officer	2021	581,843		350,561		—	2,072,953		3,005,357

Oscar Brown	2022	450,000	(6)	—	(3)	449,999	1,569,025		2,469,024
Group Chief Financial Officer	2021	—		—		—	—		—

(1)
All dollar amounts for salary and bonus information in this table that were paid in NOK, were converted to U.S. dollars for the purpose of this disclosure using the exchange ratio of .1044 or 0.116368684, the average exchange rates for 2022 and 2021, respectively.

(2)
Aggregate grant date fair value of share-based awards is computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 10 – Shareholders' Equity in the accompanying consolidated financial statements for further details.

(3)	Bonus amounts for 2022 were not determinable by the filing date, and therefore have been excluded from this table.
(4)
Includes 100% of compensation and bonus payments paid from January 1, 2021 to July 9, 2021 to EDGE Global in exchange for consulting services provided to FREYR Legacy pursuant to an agreement between the companies. Mr. Jensen and Mr. Matrai are co-owners of EDGE Global, and the above amount may not reflect the actual compensation for this work ultimately provided to Mr. Jensen.

(5)	Compensation from July 9, 2021 was based on an annual base salary of $698,212, which was paid in NOK.
(6)	Represents the amount paid in 2022. Mr. Brown’s annual base salary in 2022 was $600,000 and his employment began on April 1, 2022.
(7)
Consists of options that were included in Mr. Jensen’s stock option agreement, as an appendix to an employment agreement, effective upon the consummation of the Business Combination. On July 13, 2021, Mr. Jensen was granted these 850 thousand options, which had a total grant date fair value of $3,153,500. The options are subject to the achievement of each of nine separate performance criteria, each of which is related to 1/9th of the total award amount. During the year ended December 31, 2022, 94 thousand of the CEO Options were awarded by the Board of Directors after the achievement of one of the performance criteria and will vest in thirds on December 31, 2022, on September 30, 2023 and on June 1, 2024. Compensation cost is recognized to the extent that achievement of the performance criteria is deemed probable. For additional information, see “—Agreements with Named Executive Officer”.

Narrative Disclosure to Summary Compensation Table
For the years ended December 31, 2022 and 2021, the compensation program for FREYR’s NEOs consisted of salary, bonus, and share-based compensation delivered in the form of RSUs and stock option awards.
Salary and Bonus
FREYR seeks to maintain base salary amounts for each of the executive officers at or near industry norms after taking into account the executive’s duties and authorities, contributions, prior experience, and sustained performance. Salaries should not exceed what is believed to be necessary to motivate executives to meet corporate goals. Base salaries are generally reviewed annually, subject to terms of employment agreements.
FREYR’s bonus arrangement provides for annual cash bonus awards to executives to focus them on achieving key operational and financial objectives. Near the beginning of each year, the board, upon the recommendation of the Compensation Committee and subject to any applicable employment agreements, will determine performance parameters for appropriate executives. After the end of each year, the board and Compensation Committee determine the level of achievement for each corporate goal. FREYR’s bonus plan provides for annual awards of up to 100% of the annual salary to the CEO and CFO, up to 75% of the annual salary to the COO, and up to 50% of the annual salary to Executive Vice Presidents, depending on the achievement of bonus targets. FREYR Legacy had a cash bonus arrangement providing for annual cash bonus awards to executive officers of up to 30% of annual salary depending on the achievement of bonus targets.
Share-Based Compensation
FREYR’s and FREYR Legacy’s share-based compensation in 2022 and 2021 was awarded under FREYR’s 2021 Equity Incentive Plan (“2021 Plan”) and FREYR Legacy’s 2019 Incentive Stock Option Plan (“2019 Plan”). Our share-based compensation is described in more detail in Note 10 to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Links to our compensation plan documents can be found in our Exhibits included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K.
Benefits and Perquisites
FREYR provides benefits to its NEOs on the same basis as provided to all of its employees in the same jurisdiction, including group life, disability insurance, and travel insurance. FREYR does not maintain any executive-specific benefit or perquisite programs.
Retirement Benefits
FREYR provides a defined contribution pension through an external provider in accordance with local laws to its NEOs on the same basis as provided to all of its employees in the same jurisdiction. FREYR does not provide a match for participants’ elective contributions to the plan, nor does FREYR provide to employees, including its NEOs, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, and nonqualified defined contribution plans.
Payments upon Termination or Change in Control
Other than as required by applicable law, or as outlined in the terms of employment agreements, FREYR has no defined severance benefits plan and does not typically offer guaranteed termination related payments. FREYR may consider the adoption of a severance plan for executive officers and other employees in the future. The majority of FREYR’s stock-based compensation awards have early vesting provisions that are activated on a change in control.

Outstanding Equity Awards at Fiscal Year End
The following table presents information regarding outstanding equity awards held by FREYR’s named executive officers as of December 31, 2022.

	Option awards									Stock awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Un- exercisable (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Tom Einar Jensen	07/08/2020	1,488,862	(1)	—		—		$0.15	05/15/2024	—	$—
Tom Einar Jensen	10/06/2020	687,220	(1)	—		—		0.20	09/20/2025	—	—
Tom Einar Jensen	07/13/2021	31,481	(2)	62,963	(2)	755,556	(2)	10.00	07/13/2026	—	—
Jan Arve Haugan	02/16/2021	149,197	(3)	—		—		3.22	12/31/2025	—	—
Jan Arve Haugan	07/09/2021	395	(4)	790		—		10.00	07/09/2026	—	—
Jan Arve Haugan	09/01/2021	66,667	(4)	133,333		—		10.00	09/01/2026	—	—
Jan Arve Haugan	07/09/2021	50,000	(5)	—		—		11.50	07/09/2026	—	—
Jan Arve Haugan	06/09/2022	—		93,621	(4)	—		8.47	06/09/2027	—	—
Jan Arve Haugan	07/09/2022	—		2,567	(4)	—		12.95	07/09/2027	—	—
Oscar Brown	05/09/2022	—		250,000	(4)	—		7.39	05/09/2027	60,893	528,551
Oscar Brown	05/09/2022	—		225,000	(4)	—		8.47	06/09/2027	—	—

(1)	These warrants are held by EDGE Global. Mr. Jensen and Mr. Matrai are co-owners of EDGE Global, and the above amount may not reflect the actual shares ultimately provided to Mr. Jensen. Each of Mr. Matrai and Mr. Jensen disclaims beneficial ownership of the shares held by EDGE Global except to the extent of his pecuniary interest therein.
(2)
These options were conditionally awarded as part of Mr. Jensen’s employment agreement. The award is subject to the FREYR board’s assessment of Mr. Jensen’s performance. During the year ended December 31, 2022, 94 thousand of the CEO Options were awarded by the Board of Directors after the achievement of one of the performance criteria and will vest in thirds on December 12, 2022, on September 30, 2023 and on June 1, 2024. Compensation cost is recognized to the extent that the achievement of the performance criteria is deemed probable. For additional information, see “—Agreements with Named Executive Officer”.

(3)	These options were scheduled to vest on April 1, 2023, but vested immediately due to the Business Combination. They are subject to a contractual lock-up until July 9, 2023.
(4)	These options were issued under the 2021 Plan.
(5)	These warrants were transferred by the Sponsor to Mr. Haugan following the Business Combination.
Agreements with Named Executive Officers
Details of the employment agreements for our Executive Chairman and NEOs are outlined below.
CEO Employment Agreement
We entered into an employment agreement with Mr. Jensen to serve as CEO (the “CEO Employment Agreement”) in June 2021. The CEO Employment Agreement has no fixed term. Mr. Jensen’s annual salary as of December 31, 2022 was NOK 6.3 million, and he is eligible to participate in the group bonus scheme with a bonus potential of twelve months base salary. Upon termination, except for certain instances of termination for cause, the CEO is entitled to a severance payment equal to 18 months of salary. The CEO Employment Agreement contains customary confidentiality, non-competition, non-solicitation, and intellectual property assignment provisions.
We entered into a stock option agreement, as an appendix to the CEO Employment Agreement, effective upon the consummation of the Business Combination. In accordance with the stock option agreement, on July 13, 2021 our CEO was granted 850 thousand options to acquire our shares at an exercise price of $10.00 (the “CEO Options”). The CEO Options are subject to nine separate performance criteria, each of which is related to 1/9th of the total award amount. After the performance criteria are achieved and certified by the Board of Directors, the options will vest in equal parts subsequent to the certification date on the stated dates of December 31, 2022, September 30, 2023 and June 1, 2024. Compensation cost is recognized to the extent that achievement of the performance criteria is deemed probable. During the year ended December 31, 2022, 94 thousand of the CEO Options were awarded by the Board of Directors after the achievement of one of the performance criteria.
COO Employment Agreement
We entered into an employment agreement with Mr. Haugan to serve as COO (the “COO Employment Agreement”) in May 2021. The COO Employment Agreement has no specific term. Mr. Haugan’s annual salary as of December 31, 2022 was NOK 5.2 million, and he is eligible to participate in the group bonus scheme with a bonus potential of nine months base salary and awards under the 2021 Plan. There are no stated severance benefits payable on termination. The Haugan Employment Agreement contains customary confidentiality, non-competition, non-solicitation, and intellectual property assignment provisions.
CFO Employment Agreement
We entered into an employment agreement with Mr. Brown to serve as its Group CFO (the “CFO Employment Agreement”) in May 2022. Mr. Brown’s annual salary as of December 31, 2022 was $600 thousand and he is eligible to participate in the group bonus scheme with a bonus potential of twelve months base salary and awards under the 2021 Plan. Upon termination, except for certain instances of termination for cause, the CFO is entitled to a severance payment equal to 12 months of salary. The CFO Employment agreement included also included share-based compensation of a sign-on stock option grant, an annual stock option grant, and an annual grant of cash settled RSUs. The CFO Employment Agreement contains customary confidentiality, non-competition, non-solicitation, and intellectual property assignment provisions.
DIRECTOR COMPENSATION
The FREYR Board of Directors reviews Executive Chairman and director compensation periodically to ensure that the Executive Chairman and director compensation remains competitive such that FREYR is able to recruit and retain the Executive Chairman and qualified directors. FREYR’s director compensation program is designed to provide a combination of cash and share-based compensation and to align compensation with FREYR’s business objectives and the creation of shareholder value, while enabling FREYR to attract, retain, incentivize, and reward directors who contribute to the long-term success of FREYR.
Non-Employee Director Compensation
The FREYR Board of Directors approved the following yearly cash compensation for non-employee directors:

Description	Cash Fee ($)
Annual director retainer	$100,000
Audit and Risk Committee Chairperson annual retainer	35,000
Compensation Committee Chairperson annual retainer	25,000
Nominating and Corporate Governance Committee Chairperson annual retainer	25,000
Audit and Risk Committee member annual retainer	20,000
Compensation Committee member annual retainer	10,000
Nominating and Corporate Governance Committee member annual retainer	10,000
Financing Committee member annual retainer	10,000

2022 Director Compensation
The following table lists the compensation earned or paid to our non-employee directors, for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($) (1)		Option Awards ($)(2)		Total ($)
Torstein Dale Sjøtveit	$417,600	(3)	$1,419,707	(3)	$1,837,307
Daniel Barcelo	130,000		363,025		493,025
Mimi Berdal	125,000		363,025		488,025
Jeremy Bezdek(4)	125,000		363,025		488,025
Germán Curá(5)	72,917		363,025		435,942
Jason Forcier(6)	—		—		—
Peter Matrai	460,000	(7)	476,841	(7)	936,841
Olaug Svarva	147,500		363,025		510,525
Jon Christian Thaulow(8)	41,667		—		41,667
Monica Tiúba	135,000		363,025		498,025

(1)	All dollar amounts in this table that were paid in NOK, were converted to U.S. dollars for the purpose of this disclosure using the exchange ratio of .1044, the average exchange rate for 2022.
(2)
Aggregate grant date fair value of share-based awards is computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 10 – Shareholders' Equity in the accompanying consolidated financial statements for further details.

(3)	Includes compensation from the Executive Chairman Agreement discussed further below.
(4)	Mr. Bezdek was appointed to the Board of Directors on July 9, 2021 and resigned on January 9, 2023.
(5)	Mr. Curá resigned from the Board of Directors on August 1, 2022.
(6)	Mr. Forcier was appointed to the Board of Directors on December 21, 2022 and did not earn any fees during 2022.
(7)	Includes compensation from the Matrai Consulting Agreement discussed further below.
(8)	Mr. Thaulow was appointed to the Board of Directors on August 1, 2022 and resigned on December 21, 2022.
Agreements with Executive Chairman and FREYR Director
Details of the compensation agreements with our Executive Chairman and consulting Director are outlined below.
Executive Chairman Agreement
We entered into an executive chairman agreement with Mr. Sjøtveit (the “Executive Chairman Agreement”) in June 2021. The Sjøtveit Agreement has a term of three years starting on and from the date of the Business Combination. Mr. Sjøtveit’s annual salary as of December 31, 2022, was NOK 4.0 million and he is eligible for share-based awards under the 2021 Plan. The Executive Chairman Agreement contains customary confidentiality, non-competition, non-solicitation, and intellectual property assignment provisions.
Consulting Agreement with FREYR Director
We entered into an employment agreement with Mr. Matrai to serve as a consultant (the “Matrai Consulting Agreement”) in May 2021. The Matrai Consulting Agreement has a term of three years starting on and from the date of the Business Combination. Mr. Matrai’s annual consulting fee is $360 thousand as of December 31, 2022 and is eligible to receive share-based compensation awards under the 2021 Plan. The Matrai Consulting Agreement contains customary confidentiality, non-competition, non-solicitation, and intellectual property assignment provisions. Mr. Matrai is expected to be engaged for the majority of his working time in the provision of services in accordance with the Matrai Consulting Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Securities
The following table sets forth information known to us regarding the beneficial ownership of shares of FREYR ordinary shares as of February 17, 2023 by:
•Each of FREYR’s current executive officers and directors;
•All of FREYR’s executive officers and directors as a group; and
•Each person known by FREYR to be the beneficial owner of more than 5% of the outstanding FREYR ordinary shares.
The beneficial ownership percentages set forth in the table below are based on 139,705,234 FREYR ordinary shares issued and outstanding as of February 17, 2023. We have deemed FREYR ordinary shares subject to warrants and options that are currently exercisable or exercisable within 60 days to be outstanding and to be beneficially owned by the person holding the warrant or option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares
Directors and Named Executive Officers:
Torstein Dale Sjøtveit(1)	8,196,324	5.86%
Daniel Barcelo(2)	926,976	*
Mimi Berdal(3)	16,666	*
Peter Matrai(4)	3,930,367	2.77%
Olaug Svarva(5)	25,617	*
Monica Tiúba(3)	16,666	*
Tom Einar Jensen(6)	3,738,515	2.63%
Jan Arve Haugan(7)	275,209	*

All Directors and Executive Officers as a group (twenty (20) persons)(8)	15,920,734	11.08%

5% Holders:
Alussa Energy Sponsor LLC(9)(15)	11,151,357	7.60%
Certain entities affiliated with Encompass Capital Advisors(10)(15)	12,621,705	8.59%
ATS AS(11)	8,129,658	5.82%
Entities affiliated with Teknovekst Invest AS(12)(15)	8,390,446	6.01%
Certain entities affiliated with Sylebra Capital Limited(13)(15)	8,273,750	5.92%
Certain entities affiliated with Koch Industries, Inc.(14)(15)	11,500,000	8.23%

*	Represents beneficial ownership of less than 1%.
(1)
Includes 66,666 FREYR ordinary shares subject to stock options which are vested and exercisable within 60 days of February 17, 2023 and 8,129,658 shares are held by ATS AS which is 100% owned by ATS Next AS. Mr. Sjøtveit and his wife are co-owners and Mr. Sjøtveit is a member, and his wife is the Chairperson, of the Board of Directors of both ATS AS and ATS Next AS. ATS AS is a wholly owned subsidiary of ATS Next AS. Mr. Sjøtveit disclaims beneficial ownership of the shares held by ATS Next AS except to the extent of his pecuniary interest therein.

(2)	Includes 685,311 FREYR ordinary shares, 224,999 FREYR ordinary shares subject to warrants, and 16,666 subject to stock options which are vested and exercisable within 60 days of February 17, 2023.
(3)	Includes 16,666 FREYR ordinary shares subject to stock options which are vested and exercisable within 60 days of February 17, 2023.

(4)
Includes 1,620,953 FREYR ordinary shares, 100,000 FREYR ordinary shares subject to warrants and 33,333 subject to stock options which are vested and exercisable within 60 days of February 17, 2023. Also includes 2,176,081 FREYR ordinary shares subject to exercisable warrants held by EDGE Global LLC. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global LLC. Mr. Matrai disclaims beneficial ownership of the shares held by EDGE Global LLC except to the extent of his pecuniary interest therein. The business address of EDGE Global LLC is 325 Chestnut Street, Philadelphia, PA 19106.

(5)
Includes 16,666 FREYR ordinary shares subject to stock options which are vested and exercisable within 60 days of February 17, 2023 and 8,951 FREYR ordinary shares held by Primecon AS. Ms. Svarva and her husband, Jan Helgebostad, are co-owners of Primecon AS. Each of Ms. Svarva and Mr. Helgebostad disclaim beneficial ownership of the shares held by Primecon AS except to the extent of her or his pecuniary interest therein. The address of Primecon AS is Sollerudveien 36, 0283 Oslo.

(6)
Includes 1,530,953 FREYR ordinary shares, 31,481 FREYR ordinary shares subject to stock options which are vested and exercisable within 60 days of February 17, 2023. Also includes 2,176,081 FREYR ordinary shares subject to exercisable warrants held by EDGE Global LLC. Mr. Matrai and Mr. Jensen are co-owners of EDGE Global LLC. Mr. Jensen disclaims beneficial ownership of the shares held by EDGE Global LLC except to the extent of his pecuniary interest therein. The business address of EDGE Global LLC is 325 Chestnut Street, Philadelphia, PA 19106.

(7)	Includes 8,951 FREYR ordinary shares, 50,000 FREYR ordinary shares subject to warrants and 216,258 subject to stock options which are vested and exercisable within 60 days of February 17, 2023.
(8)
Includes 3,846,168 FREYR ordinary shares, 674,999 FREYR ordinary shares subject to warrants, and 1,084,877 subject to stock options which are vested and exercisable within 60 days of February 17, 2023. Also includes 8,129,658 shares are held by ATS AS, — FREYR ordinary shares, 2,176,081 FREYR ordinary shares subject to exercisable warrants held by EDGE Global LLC, and 8,951 FREYR ordinary shares held by Primecon AS.

(9)
Consists of 4,186,840 FREYR ordinary shares and 6,964,517 FREYR ordinary shares subject to exercisable warrants held by Alussa Energy Sponsor LLC. The business address of the Sponsor is 251 Little Falls Drive, Wilmington, Delaware 19808.

(10)
Includes 5,412,306 FREYR ordinary shares and 7,209,399 FREYR ordinary shares subject to exercisable warrants held by Encompass Capital Advisors LLC by virtue of its position as the subadvisor to certain funds and the investment manager to certain other funds. Encompass Capital Advisors Partners LLC and Todd Kantor, as the managing member of Encompass Capital Advisors LLC, may be deemed to beneficially own the securities beneficially owned by Encompass Capital Advisors LLC. The address of the foregoing entities is c/o Encompass Capital Advisors LLC, 200 Park Avenue, 11th Floor, New York, NY 10166.

(11)	Consists of 8,129,658 shares held by ATS AS, based on information provided by ATS AS, which is 100% owned by ATS Next AS. The business address of ATS AS is Kleivveien 19 B, 1356, Bekkestua, Norway.
(12)
Consists of 8,390,446 FREYR ordinary shares held in the aggregate by Teknovekst Invest AS through its subsidiary Teknovekst Ltd. The business address of each of the entities is Statsråd Ihlens vei 13, 2010, Strømmen, Norway.

(13)
Consists of 8,273,750 FREYR ordinary shares beneficially owned by Sylebra Capital Limited by virtue of its position as the investment sub-adviser to Sylebra Capital Partners Master Fund, Ltd, (SCP MF), Sylebra Capital Parc Master Fund (PARC MF), Sylebra Capital Menlo Master Fund (Menlo MF) and other advisory clients. The business address of each of the entities is 28 Hennessy Road, Floor 20, Wan Chai, Hong Kong.

(14)
Consists of 11,500,000 FREYR ordinary shares held by Wood River Capital, LLC, which is indirectly beneficially owned by Koch Industries, Inc. The business address of Koch Industries, Inc. is 4111 East 37th Street North, Wichita, Kansas 67220.

(15)	The foregoing information is based solely on the information on Schedules 13D/A and 13G/A filed with the SEC.
Equity Compensation Plans
Information about the securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 “Market for Registrant’s Common Equity” in this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND TRANSACTIONS
FREYR Battery Related Person Transaction Policy
FREYR has a formal, written policy, that it is not permitted to enter into a related person transaction with its executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities, and any member of the immediate family of or any entities affiliated with any of the foregoing persons, without the prior approval or, in the case of pending or ongoing related person transactions, ratification of the Audit and Risk Committee. For purposes of FREYR’s policy, a related person transaction is a transaction, arrangement, or relationship where FREYR was, is, or will be involved and in which a related person had, has, or will have a direct or indirect material interest.

Certain transactions with related persons, however, are exempted from pre-approval including, but not limited to:
•Compensation of FREYR’s executive officers and directors that is otherwise disclosed in its public filings with the SEC;
•Transactions with another company, other than an acquisition by FREYR of that company, if the only relationship that the related person has with such company is as a non-executive employee, non-executive director, or beneficial owner of less than 10% of such company’s equity, provided that the aggregate amount involved in such transaction does not exceed the greater of $1.0 million or 2% of that company’s total annual revenues and that the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;
•Any charitable contribution, grant, or endowment by FREYR to a charitable organization, foundation, or university, if the only relationship that the related person with such organization is as a non-executive employee or director, provided that the aggregate amount involved in such transaction does not exceed the greater of $1.0 million or 2% of such organization’s total annual receipts;
•Any transaction in which the related person’s interest arises solely from beneficially owning the FREYR’s ordinary shares if all of FREYR’s shareholders receive the same benefit on a pro-rata basis (e.g., dividends); and
•Any indemnification or advancement of expenses made pursuant to FREYR’s Articles of Association (the “Articles”) or pursuant to any agreement.
No member of the Audit and Risk Committee may participate in any review, consideration, or approval of any related person transaction where such member or any of his or her immediate family members is the related person. In approving or rejecting the proposed agreement, our Audit and Risk Committee shall consider the relevant facts and circumstances available and deemed relevant to the Audit and Risk Committee, including, but not limited to:
•Whether the related person transaction is fair to FREYR and on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances;
•The extent of the related person’s interest in the transaction;
•Whether there are business reasons for FREYR to enter into the related person transaction;
•Whether the related person transaction would impair the independence of a non-employee director, including the ability of any director to serve on the Compensation Committee of FREYR’s Board of Directors; and
•Whether the related person transaction would present an improper conflict of interest for any director or executive officer of FREYR, taking into account the size of the transaction, the overall financial position of the director, executive officer or related person, the direct or indirect nature of the director’s, executive officer’s or related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit and Risk Committee deems relevant.
Related Party Transactions
Employment arrangements with any member of the immediate family of or any entities affiliated with FREYR’s executive officers, directors, or holders of more than 5% of any class of FREYR’s voting securities requires prior approval or ratification by FREYR’s Audit and Risk Committee.
Ms. Ann Sjøtveit, the wife of Mr. Torstein Sjøtveit, received approximately $156 thousand and $232 thousand total salary and bonus for the fiscal years ended December 31, 2022 and 2021, respectively.
Ms. Savannah Kilde, the daughter-in-law of Einar Kilde, received approximately $94 thousand and $161 thousand total salary and bonus for the fiscal years ended December 31, 2022 and 2021, respectively.
Ms. Sjøtveit and Ms. Kilde also participate in share-based compensation plans consistent with their titles and positions within the Company.
Discussion of the Executive Chairman Agreement with Mr. Sjøtveit and the Matrai Consulting Agreement with Mr. Matrai are included in Part III, Item 12 “Executive Compensation” in this Annual Report on Form 10-K. See also Note 13 to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
DIRECTOR INDEPENDENCE
The NYSE Listed Company Manual generally defines an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Mimi Berdal, Daniel Barcelo, Jason Forcier, Daniel Steingart, Olaug Svarva, and Monica Tiúba are “independent directors” as defined in the NYSE Listing Standards and applicable SEC rules. FREYR’s independent directors have regularly scheduled meetings at which only independent directors are present. In addition, FREYR will be subject to the rules of the SEC and the NYSE Listed Company Manual relating to the membership, qualifications, and operations of the Audit and Risk Committee, as discussed above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid Independent Registered Public Accounting Firms
The Company's principal accountant for 2022 and 2021 was PricewaterhouseCoopers AS. The following table sets forth the aggregate fees and expenses billed to us by our independent registered public accounting firm for fiscal years 2022 and 2021:

	2022	2021
Audit Fees (1)	$1,349,207	$820,085
Audit Related Fees (2)	37,380	12,219
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$1,386,587	$832,304

(1)	Audit fees consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly condensed consolidated financial statements, and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years, and other fees billed in connection with the Business Combination.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees billed for tax consulting services and professional services relating to tax compliance, tax planning, and tax advice.
(4)	Other fees consist of fees billed for advisory services that are not included in the above categories.
Approval of Audit and Permissible Non-Audit Services
Our Audit and Risk Committee charter requires the Audit and Risk Committee to review and approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm. The Audit and Risk Committee will not approve any services that are not permitted by SEC rules.
The Audit and Risk Committee pre-approved all audit, audit related, tax, and non-audit related services to be performed for us by our independent registered public accounting firm.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Annual Report:
1. Financial Statements. The list of consolidated financial statements, and related notes thereto, along with the independent auditors’ report are set forth in Part IV of this Annual Report on Form 10-K in the Index to Consolidated Financial Statements and Schedule presented below.
2. Consolidated Financial Statement Schedule. The consolidated financial statement schedule is included in Part IV of this Annual Report on Form 10-K on the page indicated by the Index to Consolidated Financial Statements and Schedule presented below. This financial statement schedule should be read in conjunction with the consolidated financial statements and related notes thereto.
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
2.1
Business Combination Agreement, dated as of January 29, 2021, by and among Alussa Energy Acquisition Corp., Alussa Energy Sponsor LLC, FREYR AS, ATS AS, Norway Sub 1 AS, Norway Sub 2 AS, Adama Charlie Sub, FREYR Battery, and the Major Shareholders, included as Annex A to the proxy statement/prospectus (incorporated by reference to Exhibit 2.1 to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

2.2
Plan of Merger, included as Annex C to the proxy statement/prospectus (incorporated by reference to Exhibit 2.2 to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

3.1
Consolidated Articles of Association of FREYR Battery as of December 20, 2022 (incorporated by reference to Exhibit 3.1 to FREYR Battery’s Current Report on Form 8-K filed with the SEC on December 23, 2022)

4.1
Form of Warrant Agreement between Alussa Energy Acquisition Corp., FREYR Battery and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

4.2
Form of Warrant Certificate of FREYR Battery, included as Exhibit A to the Form of Warrant Agreement between Alussa Energy Acquisition Corp., FREYR Battery and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

4.3
Form of Indenture for Debt Securities between the Registrant and the Trustee to be Named Therein (incorporated by reference to Exhibit 4.1 to FREYR Battery’s Registration Statement on Form S-3 filed with the SEC on September 1, 2022).

4.4*	Description of Securities Registered under Section 12 of the Exchange Act.
10.1
Form of Registration Rights Agreement, included as Annex F to the proxy statement/prospectus (incorporated by reference to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.2
Form of Purchaser Shareholder Irrevocable Undertakings, included as Annex H to the proxy statement/prospectus (incorporated by reference to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.3
Form of FREYR Shareholder Irrevocable Undertakings, included as Annex I to the proxy statement/prospectus (incorporated by reference to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.4
Form of Company Preferred Share Acquisition Agreement, included as Annex J to the proxy statement/prospectus (incorporated by reference to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.5
Form of Subscription Agreement, included as Annex G to the proxy statement/prospectus (incorporated by reference to FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.6
License and Services Agreement, entered into December 15, 2020, between 24M Technologies, Inc. and FREYR AS (incorporated by reference to Exhibit 10.3 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 7, 2021).

10.7
First Amendment to License and Services Agreement, entered into on January 18, 2021, by and between 24M Technologies, Inc. and FREYR AS  (incorporated by reference to Exhibit 10.4 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 7, 2021).

10.8*+	Second Amendment to the Licenses and Services Agreement, entered into on April 27, 2022, by and between 24M Technologies, Inc. and FREYR AS.
10.9*+	Third Amendment to the Licenses and Services Agreement, entered into on December 21, 2022, by and between 24M Technologies, Inc. and FREYR AS.
10.10*+	License and Services Agreement, entered into on October 8, 2021, by and between 24M Technologies, Inc. and FREYR Battery KSP JV, LLC.
10.11*	Ground Lease Agreement, entered into on January 7, 2022, by and between Mo Industripark AS and FREYR Battery Norway AS (Agreement no. 3046D).
10.12*	The First Additional Agreement to Agreement no. 3046D (Ground Lease Agreement), entered into on May 9, 2022, by and between Mo Industripark AS and FREYR Battery Norway AS.
10.13*	Amendment to the Ground Lease Agreement (Agreement no. 3046D) entered into on February 9, 2022 by and between Mo Industripark AS and FREYR Battery Norway AS.
10.14*	Lease Agreement entered into on July 19, 2021 by and between Mo Industripark AS and FREYR Battery Norway AS (Agreement no. 3028A).
10.15#
Employment Agreement entered into on May 18, 2021 between FREYR AS (in its capacity as Norway Sub 2 AS, a subsidiary of FREYR Battery) and Einar Kilde (incorporated by reference to Exhibit 10.6 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

Exhibit Number	Description
10.16#
Employment Agreement entered into on May 9, 2022 between FREYR Battery US Holding, Inc. and Oscar K. Brown (incorporated by reference to Exhibit. 10.4 of FREYR Battery’s Form 10-Q filed with the SEC on May 11, 2022).

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

10.23#
Consultancy Agreement entered into on May 14, 2021 between FREYR Battery and Peter Matrai (incorporated by reference to Exhibit 10.14 of FREYR Battery’s Registration Statement on Form S-4/A filed with the SEC on May 27, 2021).

10.24#
Executive Chairman Agreement entered into on June 6, 2021 between FREYR Battery and Torstein Dale Sjøtveit (incorporated by reference to Exhibit 10.24 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.25#
Employment Agreement entered into on June 16, 2021 between FREYR AS and Tom Einar Jensen (incorporated by reference to Exhibit 10.25 of FREYR Battery’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.26*#	Employment Agreement entered into on December 12 2022 between FREYR Battery US Holdings, Inc. and Jeremy Bezdek.
10.27*#	Employment Agreement entered into on June 17, 2021 between FREYR AS and Tilo Hauke.
10.28*#	Employment Agreement entered into on March 23, 2022 between FREYR Battery Norway AS and Andreas Bentzen.
10.29#	FREYR AS Incentive Stock Option Plan, dated November 9, 2019 (incorporated by reference to Exhibit 10.14 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).
10.30#
Option agreement by and between FREYR AS and EDGE Global LLC, dated May 15, 2019 (incorporated by reference to Exhibit 10.15 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.31#
Option agreement by and between FREYR AS and Tove Nilsen Ljungquist, dated September 30, 2020 (incorporated by reference to Exhibit 10.17 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.32#
Option agreement by and between FREYR AS and Jan Arve Haugan, dated December 31, 2020 (incorporated by reference to Exhibit 10.18 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.33#	2019 Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 of FREYR Battery’s Registration Statement on Form S-8 filed with the SEC on December 17, 2021).
10.34
Investment Agreement by and between FREYR AS and Sumisho Metalex Corporation, dated December 4, 2020 (incorporated by reference to Exhibit 10.20 of FREYR Battery’s Registration Statement on Form S-4 filed with the SEC on March 26, 2021).

10.35
Warrant Agreement, dated November 25, 2019, by and between Alussa Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of Alussa Energy Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on November 29, 2019).

10.36#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of FREYR Battery’s Registration Statement on Form S-8 filed with the SEC on December 17, 2021)
10.37*#	Form of Stock Option Award Agreement (2021 Equity Incentive Plan).

Exhibit Number	Description
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers AS, independent registered public accounting firm of FREYR Battery.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*
Certification of Group Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Group Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information for the period ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

FREYR Battery

Date: February 27, 2023	/s/ Tom Einar Jensen
	Name:	Tom Einar Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2023	/s/ Tom Einar Jensen
	Name:	Tom Einar Jensen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2023	/s/ Oscar Brown
	Name:	Oscar Brown
	Title:	Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 27, 2023	/s/ Torstein Dale Sjøtveit
	Name:	Torstein Dale Sjøtveit
	Title:	Executive Chairman

Date: February 27, 2023	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Director

Date: February 27, 2023	/s/ Mimi Berdal
	Name:	Mimi Berdal
	Title:	Director

Date: February 27, 2023	/s/ Jason Forcier
	Name:	Jason Forcier
	Title:	Director

Date: February 27, 2023	/s/ Peter Matrai
	Name:	Peter Matrai
	Title:	Director

Date: February 27, 2023	/s/ Daniel Steingart
	Name:	Daniel Steingart
	Title:	Director

Date: February 27, 2023	/s/ Olaug Svarva
	Name:	Olaug Svarva
	Title:	Director

Date: February 27, 2023	/s/ Monica Tiúba
	Name:	Monica Tiúba
	Title:	Director