Form 10-Q
period 2023-03-31
FREYR Battery
filed 2023-05-15
CIK 1844224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, 139,705,234 shares of the registrant’s Ordinary Shares were outstanding.

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
These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2023 and in our other filings with the SEC. We do not assume any obligation to update any forward-looking statements.
Foreign Private Issuer Status and Financial Presentation
We currently qualify as a foreign private issuer (“FPI”) under the rules of the SEC. However, even though we qualify as an FPI, we report our financial results in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and we have elected to file our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K.
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
FREYR BATTERY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$392,536	$443,063
Restricted cash	82,240	119,982
Prepaid assets	6,070	8,293
Other current assets	11,275	8,117
Total current assets	492,121	579,455

Property and equipment, net	265,439	210,777
Intangible assets, net	2,925	2,963
Long-term investments	22,658	—
Convertible note	—	19,954
Right-of-use asset under operating leases	23,415	14,538
Other long-term assets	14	11
Total assets	$806,572	$827,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,941	$6,765
Accrued liabilities and other	43,953	51,446
Share-based compensation liability	4,382	4,367
Total current liabilities	60,276	62,578

Warrant liability	32,439	33,849
Operating lease liability	18,884	11,144
Other long-term liabilities	20,000	—
Total liabilities	131,599	107,571

Commitments and contingencies

Shareholders’ equity:
Ordinary share capital, no par value, 245,000 ordinary shares authorized and 139,854 and 139,705 ordinary shares issued and outstanding, respectively, as of both March 31, 2023 and December 31, 2022	139,854	139,854
Additional paid-in capital	774,069	772,602
Treasury stock	(1,041)	(1,041)
Accumulated other comprehensive (loss) income	(24,624)	9,094
Accumulated deficit	(215,780)	(203,054)
Total ordinary shareholders' equity	672,478	717,455

Non-controlling interests	2,495	2,672
Total equity	674,973	720,127

Total liabilities and equity	$806,572	$827,698
See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022
Operating expenses:
General and administrative	$30,002	$24,614
Research and development	4,844	2,859
Share of net loss of equity method investee	25	167
Total operating expenses	34,871	27,640
Loss from operations	(34,871)	(27,640)

Other income (expense):
Warrant liability fair value adjustment	1,405	(8,688)
Convertible note fair value adjustment	1,074	221
Interest income, net	3,003	15
Foreign currency transaction gain (loss)	16,048	(331)
Other income, net	641	1,516
Total other income (expense)	22,171	(7,267)
Loss before income taxes	(12,700)	(34,907)
Income tax expense	(203)	—
Net loss	(12,903)	(34,907)
Net loss attributable to non-controlling interests	177	—
Net loss attributable to ordinary shareholders	$(12,726)	$(34,907)

Weighted average ordinary shares outstanding - basic and diluted	139,705	116,854
Net loss attributable to ordinary shareholders per share - basic and diluted	$(0.09)	$(0.30)

Other comprehensive loss:
Net loss	$(12,903)	$(34,907)
Foreign currency translation adjustments	(33,718)	333
Total comprehensive loss	$(46,621)	$(34,574)
Comprehensive loss attributable to non-controlling interests	177	—
Comprehensive loss attributable to ordinary shareholders	$(46,444)	$(34,574)

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Ordinary Shareholders’ Equity
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity
	Ordinary Shares
	Shares	Amount
Balance as of January 1, 2022	116,854	$116,854	$533,418	$(524)	$—	$(104,263)	$—	$545,485
Share-based compensation expense	—	—	850	—	—	—	—	850
Net loss	—	—	—	—	—	(34,907)	—	(34,907)
Other comprehensive income	—	—	—	333	—	—	—	333
Balance as of March 31, 2022	116,854	$116,854	$534,268	$(191)	$—	$(139,170)	$—	$511,761

	Ordinary Shareholders’ Equity
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity
	Ordinary Shares
	Shares	Amount
Balance as of January 1, 2023	139,854	$139,854	$772,602	$9,094	$(1,041)	$(203,054)	$2,672	$720,127
Share-based compensation expense	—	—	1,462	—	—	—	—	1,462
Net loss	—	—	—	—	—	(12,726)	(177)	(12,903)
Reclassification of warrants from liability classified to equity classified	—	—	5	—	—	—	—	5
Other comprehensive loss	—	—	—	(33,718)	—	—	—	(33,718)
Balance as of March 31, 2023	139,854	$139,854	$774,069	$(24,624)	$(1,041)	$(215,780)	$2,495	$674,973

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,903)	$(34,907)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	1,477	2,047
Depreciation and amortization	208	92
Reduction in the carrying amount of right-of-use assets	399	285
Warrant liability fair value adjustment	(1,405)	8,688
Convertible note fair value adjustment	(1,074)	(221)
Share of net loss of equity method investee	25	167
Foreign currency transaction net unrealized gain	(15,488)	—
Changes in assets and liabilities:
Prepaid assets and other current assets	(3,403)	(4,848)
Accounts payable, accrued liabilities and other	21,477	(1,228)
Operating lease liability	(1,862)	(210)
Net cash used in operating activities	(12,549)	(30,135)

Cash flows from investing activities:
Purchases of property and equipment	(64,067)	(7,932)
Investments in equity method investee	(1,655)	(3,000)
Purchases of other long-term assets	(1,000)	—
Net cash used in investing activities	(66,722)	(10,932)

Cash flows from financing activities:
Net cash used in financing activities	—	—

Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(8,998)	14
Net decrease in cash, cash equivalents, and restricted cash	(88,269)	(41,053)
Cash, cash equivalents, and restricted cash at beginning of period	563,045	565,627
Cash, cash equivalents, and restricted cash at end of period	$474,776	$524,574

Significant non-cash investing and financing activities:
Accrued purchases of property and equipment	$24,402	$11,289

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$392,536	$523,208
Restricted cash	82,240	1,366
Cash, cash equivalents, and restricted cash	$474,776	$524,574
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
We are in the design and testing phase related to our battery production process and we are in the final stages of the construction of our Customer Qualification Plant (“CQP”). We have begun the construction of initial buildings and infrastructure for our inaugural gigafactory (“Giga Arctic”). Both the CQP and Giga Arctic are located in Mo i Rana, Norway. We have also started the development of our first clean battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. We are also exploring a potential gigafactory site in Vaasa, Finland. As of March 31, 2023, we have not yet initiated manufacturing or derived revenue from our principal business activities.
Basis of Presentation
The unaudited condensed consolidated interim financial statements have been prepared in conformity with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these financial statements do not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2022 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022, was derived from the audited consolidated financial statements as of December 31, 2022. However, these condensed consolidated interim financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.
The condensed consolidated financial statements include the accounts of FREYR, its wholly owned subsidiaries, majority-owned subsidiaries, and variable interest entities (“VIE”) of which we are the primary beneficiary. Certain prior period balances and amounts have been reclassified to conform with the current year’s presentation.
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
Risks and Uncertainties
We are subject to those risks common to our business and industry and also those risks common to early stage development companies. These risks include those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.
These financial statements have been prepared by management in accordance with U.S. GAAP and this basis assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this report, our existing cash resources, which were primarily provided as a result of our business combination with Alussa Energy Acquisition Corporation in 2021 and issuance of equity securities, are sufficient to support our planned operations for at least the next 12 months from the date of issuance of these financial statements. Therefore, our financial statements have been prepared on the basis that we will continue as a going concern.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Cash
Certain cash balances are restricted as to withdrawal or use. Restricted cash primarily consists of the balance of an account held for the construction of Giga Arctic. Additionally, restricted cash includes funds held in a restricted account for the payment of upfront rental lease deposits and government income tax withholdings.
Significant Accounting Policies
The Company’s significant accounting policies were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Supplemental accounting policy disclosures are included above.
2. PROPERTY AND EQUIPMENT, NET AND INTANGIBLES, NET
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Land	$44,326	$44,326
Construction in progress	218,470	164,387
Office equipment and other	3,327	2,614
	266,123	211,327
Less: Accumulated depreciation	(684)	(550)
Total	$265,439	$210,777
Land consists of a 368-acre parcel of land in Coweta County, Georgia, which was purchased in 2022 for the development of Giga America. Construction in progress primarily includes costs related to the construction of the CQP and Giga Arctic facilities and the related production equipment in Mo i Rana, Norway. Depreciation expense was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
Intangibles, net
Intangible assets consisted of the following (in thousands):

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License	$3,000	$(75)	$2,925	$3,000	$(37)	$2,963
Intangible assets consist of a license to produce and sell lithium-iron phosphate cathode battery materials using Taiwan based Advanced Lithium Electrochemistry Co., Ltd.’s technology. The license has a 20-year useful life. Amortization expense was $38 thousand for the three months ended March 31, 2023 (no comparative amount for the three months ended March 31, 2022). Future annual amortization expense was estimated as being $150 thousand for the full year 2023 and each of the next four years.
3. LONG-TERM INVESTMENTS
The Company’s equity investments consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Investment
Equity method investments:
Nidec Energy AS	$1,630	$—
Investments without readily determinable fair values:
24M preferred stock	21,028	—
Total Long-Term Investments	$22,658	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Equity Method Investments
In March 2023, the Company contributed $1.7 million to obtain a 33% equity interest in, Nidec Energy AS (the “Nidec JV”), a joint venture with Nidec Europe BV (“Nidec”). The Nidec JV was formed to develop, manufacture, and sell battery modules and battery packs for industrial and utility-grade ESS applications. The Company determined that the Nidec JV was a VIE, and that the Company was not the primary beneficiary. Additionally, the Company is able to exercise significant influence but not control over the operating and financial policies of the Nidec JV. Therefore, the Company has recorded its investment in the Nidec JV as an equity method investment.
In October 2021, we formed a joint venture, with the purpose of advancing the development of clean battery cell manufacturing in the U.S. (the “U.S. JV”). At the time of this initial investment, the Company agreed to contribute $3.0 million for the initial costs related to developing the first gigafactory to project concept selection, and this contribution was made in January 2022. We held a 50% common stock ownership in the U.S. JV and utilized the equity method of accounting for the U.S. JV through October 2022. In November 2022, the Company contributed an additional $49.0 million to the U.S. JV, increasing the Company’s common share ownership in the U.S. JV to 95%. During the three months ended March 31, 2023, the Company made an additional $22.6 million contribution and increased its common share ownership to 96%. The Company reevaluated its classification of the U.S. JV, which was determined to meet the characteristics of a VIE. The Company was deemed to be the primary beneficiary of the U.S. JV and began consolidating the U.S. JV in November 2022.
For the three months ended March 31, 2023 and 2022, the Company recognized its share of net loss of equity method investee in the condensed consolidated statements of operations and comprehensive loss of $25 thousand related to the Company’s equity method investment in the Nidec JV and $167 thousand related to the Company’s equity method investment in the U.S. JV, respectively.
Equity Investments Without Readily Determinable Fair Values
On October 8, 2021, we invested in an unsecured convertible note receivable (the “Convertible Note”) from 24M Technologies, Inc. (“24M”), our battery platform technology licensor for our planned manufacturing facilities in Norway and the U.S. In December 2022, we signed a contract amendment that would result in the Convertible Note converting to preferred stock in March 2023 based on the contractual conversion price in the original contract. On March 24, 2023, we converted the Convertible Note to preferred stock of 24M. See Note 7 – Fair Value Measurement for further details.
The 24M preferred stock does not have a readily determinable fair value and does not provide the Company with control or significant influence. Therefore, the Company has elected to account for the 24M preferred stock under the measurement alternative, defined as cost, less impairment, adjusted for subsequent observable price changes. We assess relevant transactions that occur on or before the balance sheet date to identify observable price changes, and we regularly monitor these investments to evaluate whether there is an indication that the investment is impaired.
4. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Accrued purchases	$26,173	$34,932
Accrued payroll and payroll related expenses	14,491	12,936
Operating lease liabilities	3,036	3,257
Accrued other operating costs	253	321
Total	$43,953	$51,446
5. COMMITMENTS AND CONTINGENCIES
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
6. WARRANTS
Public and Private Warrants
As of March 31, 2023 and December 31, 2022, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.6 million public warrants (the “Public Warrants”) and 10.0 million private warrants (the “Private Warrants”).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Private Warrants are identical to the Public Warrants, except that so long as they are held by a certain holder or any of its permitted transferees, the Private Warrants: (i) may be exercised for cash or on a cashless basis and (ii) shall not be redeemable by FREYR. We determined that the Private Warrants are not considered indexed to our ordinary shares as the holder of the Private Warrants impacts the settlement amount and therefore, they are liability classified. The Private Warrants are presented as warrant liability on the condensed consolidated balance sheets.
If Private Warrants are sold or transferred to another party that is not the specified holder or any of its permitted transferees, the Private Warrants become Public Warrants and qualify for classification within shareholders’ equity at the fair value on the date of the transfer. See also Note 7 – Fair Value Measurement.
EDGE Warrants
As of March 31, 2023 and December 31, 2022, we had 2.2 million EDGE warrants outstanding and exercisable, which entitle the holder thereof to purchase one of our ordinary shares at the exercise price, subject to adjustments. The EDGE warrants consist of 1.5 million warrants with an exercise price of $0.95 which expire on May 15, 2024 and 687 thousand warrants with an exercise price of $1.22, which expire on September 30, 2025.
We determined that the EDGE warrants are equity classified as they are indexed to our ordinary shares.
7. FAIR VALUE MEASUREMENT
The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and liabilities at fair value on a recurring basis according to the valuation techniques we use to determine their fair value (in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note	$—	$—	$—	$—	$—	$—	$19,954	$19,954
Liabilities:
Warrant Liabilities	$—	$—	$32,439	$32,439	$—	$—	$33,849	$33,849
We measured our Private Warrants and the Convertible Note at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. These valuations used assumptions and estimates that we believed a market participant would use in making the same valuation. Changes in the fair value of the Private Warrants were recognized as a warrant liability fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the Convertible Note were recognized as a convertible note fair value adjustment within the condensed consolidated statement of operations and comprehensive loss.
As of March 31, 2023 and December 31, 2022, the carrying value of all other financial assets and liabilities approximated their respective fair values.
Private Warrants
The Private Warrants outstanding on March 31, 2023 and December 31, 2022, were valued using the Black-Scholes-Merton option pricing model. See Note 6 – Warrants above for further detail. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants as of March 31, 2023 and December 31, 2022, required the use of subjective assumptions:
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement, of the Private Warrants.
Using this approach, an exercise price of $11.50 and a share price of $8.89 and $8.68 as of March 31, 2023 and December 31, 2022, respectively, we determined that the fair value of the Private Warrants was $32.4 million and $33.8 million, respectively.
Convertible Note
On October 8, 2021, we invested $20.0 million in the Convertible Note and elected to account for the Convertible Note using the fair value option. The Convertible Note was scheduled to mature on October 8, 2024, carried an annual interest rate of 5%, and was convertible into common stock or preferred stock at our option beginning on October 8, 2023 or automatically upon certain events. In December 2022, we signed a contract amendment that would result in the Convertible Note converting to preferred stock in March 2023, based on the contractual conversion price in the original contract. We determined the fair value of the Convertible Note, prior to its conversion to preferred stock of 24M. See Note 3 – Long-Term Investments for further details.
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
Rollforward of Level 3 Fair Value
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	For the three months ended March 31, 2023
	Asset	Liability
	Convertible Note	Private Warrants
Balance (beginning of period)	$19,954	$33,849
Fair value measurement adjustments	1,074	(1,405)
Conversion to preferred stock	(21,028)	—
Reclassification to Public Warrants	—	(5)
Balance (end of period)	$—	$32,439
8. SHAREHOLDERS' EQUITY
Ordinary Shares
As of March 31, 2023 and December 31, 2022, 245.0 million ordinary shares without par value were authorized and 139.7 million were outstanding. Holders of ordinary shares are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of March 31, 2023, we have not declared any dividends.
In December 2022, FREYR closed a public offering of 23.0 million ordinary shares at an offering price of $11.50 per share for total gross proceeds of approximately $264.5 million.
Share Repurchase Program
In May 2022, the Board of Directors approved a share repurchase program (the “Share Repurchase Program”). The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150 thousand of the Company’s Ordinary Shares. The Share Repurchase Program had no time limit and was able to be suspended or discontinued at any time. We purchased 150 thousand ordinary shares at an average price of $6.97 per share, excluding fees, during the three months ended June 30, 2022. No purchases were made during the three months ended March 31, 2023 and 2022. As of March 31, 2023, the authorized share repurchase was completed and no ordinary shares remain available for repurchase under the program.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees and they do not typically forfeit for directors. Generally, our

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
RSUs are liability-classified awards, as they are cash settled based on the closing price of the shares on the vesting date. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price and related taxes.
During the three months ended March 31, 2023, 640 thousand options were granted to employees and directors, 35 thousand RSUs were granted, and 36 thousand options were forfeited.
2019 Plan
FREYR Legacy had an Incentive Stock Option Plan (the “2019 Plan”) issued on September 11, 2019. All stock options and warrants granted under the 2019 Plan are fully vested and no further awards can be issued. Certain of the outstanding awards under the 2019 Plan are currently required to be cash settled, and the remaining awards will be required to be cash settled as of July 9, 2023. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expense or research and development expense within the condensed consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.
During the three months ended March 31, 2023, 9 thousand of the 2019 Plan awards were exercised.
CEO Option Awards
 On June 16, 2021, our Chief Executive Officer (“CEO”) entered into a stock option agreement, as an appendix to an employment agreement. In accordance with the stock option agreement, on July 13, 2021 our CEO was granted 850 thousand options to acquire our shares at an exercise price of $10.00 (the “CEO Options”). The CEO Options are subject to nine separate performance criteria, each of which is related to 1/9th of the total award amount. After the performance criteria are achieved and certified by the Board of Directors, the options will vest in equal parts subsequent to the certification date on the stated dates of December 31, 2022, September 30, 2023 and June 1, 2024. Compensation cost is recognized to the extent that achievement of the performance criteria is deemed probable. As of March 31, 2023, 94 thousand of the CEO Options have been awarded by the Board of Directors after the achievement of one of the performance criteria.
9. GOVERNMENT GRANTS
For the three months ended March 31, 2023 and 2022, we recognized grant income of zero and $1.4 million, respectively, in other income, net within the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2023 and 2022, we recorded grant income of zero and $4.9 million, respectively, as a reduction of property and equipment, net on our condensed consolidated balance sheets, as these grants partially offset capitalized costs related to the construction in progress for the CQP. As of March 31, 2023 and December 31, 2022, we had $0.3 million and $0.2 million, respectively, in short-term deferred income from grants recorded in accrued liabilities and other on our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, we had $20.0 million and zero, respectively, in long-term deferred income from grants recorded in other long-term liabilities on our condensed consolidated balance sheets.
Significant Grant Awards
In February 2023, we received $20.0 million for a jobs creation grant in connection with the Giga America project. The grant is subject to the achievement of certain job creation targets by December 2025 and December 2029, with any required refund based on the proportion of job creation conditions that were not achieved. The proceeds will be recognized in other income, net on a straight-line basis over the grant term, for the portion of the grant that is reasonably assured of being retained. For the three months ended March 31, 2023, no income has been recognized for this grant. As of March 31, 2023, unearned proceeds of $20.0 million are presented as other long-term liabilities on the condensed consolidated balance sheet.
10. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company has incurred operating losses in each year since inception, and maintains a full valuation allowance against its loss carryforwards and other deferred tax assets. The Company and certain of its operating subsidiaries generate taxable income in certain jurisdictions or taxable foreign company U.S. sourced income. The Company’s effective income tax rate was 2% and 0% for the three months ended March 31, 2023 and 2022, respectively.
11. RELATED PARTY TRANSACTIONS
Consulting Agreement
In May 2021, we entered into a consulting agreement with a member of the Board of Directors. Per this agreement, the consultant will provide services for a term of three years. During this term, we will pay the consultant an annual fee of $0.4 million plus expenses. The expenses incurred for consulting services for the three months ended March 31, 2023 and 2022 were $0.1 million and $0.2 million, respectively. These expenses are recognized as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The unpaid amounts of less than $0.1 million is recognized in accrued liabilities and other as of March 31, 2023 and December 31, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Metier
In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier, the successor company to Metier OEC, is the brother of our current Executive Vice President, Project Execution. For the three months ended March 31, 2023 and 2022, $1.6 million and $1.1 million, respectively, are recognized as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2023 and 2022, $0.8 million and $0.1 million, respectively, met the requirements for capitalization and are recognized as construction in progress within the condensed consolidated balance sheet. The unpaid amounts of $0.6 million and $0.7 million are recognized in accrued liabilities and other as of March 31, 2023 and December 31, 2022, respectively.
12. NET LOSS PER SHARE
The Company’s basic net loss per share attributable to ordinary shareholders for the three months ended March 31, 2023 and 2022 was computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding.
Diluted net loss per share attributable to ordinary shareholders adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. For the three months ended March 31, 2023 and 2022, the treasury stock method was used to assess our warrants and share-based payment awards.
The computation of basic and diluted net loss attributable to ordinary shareholders per share is as follows (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss attributable to ordinary shareholders – basic and diluted	$(12,726)	$(34,907)
Denominator:
Weighted average ordinary shares outstanding – basic and diluted	139,705	116,854

Net loss attributable to ordinary shareholders per share – basic and diluted	$(0.09)	$(0.30)
The outstanding securities that could potentially dilute basic net loss attributable to ordinary shareholders per share in the future that were not included in the computation of diluted net loss attributable to ordinary shareholders per share as the impact would be anti-dilutive are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Public Warrants	14,608	14,375
Private Warrants	10,017	10,250
EDGE warrants	2,176	2,176
Employee awards	6,467	2,081
Share-based compensation liability awards (1)	567	1,008
CEO option awards (2)	94	94
Total	33,929	29,984

(1)    Share-based compensation liability awards exclude 101 thousand of the total outstanding 668 thousand option and warrant liability awards, as these awards are required to be cash-settled. See Note 8 – Shareholders' Equity for further details.
(2)    For the three months ended March 31, 2023 and 2022, the Company excluded 756 thousand of the total 850 thousand CEO option awards, as it is not yet probable that the performance conditions for these options will be achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto contained in Part I, Item 1 “Financial Statements” and the other disclosures in this Quarterly Report on Form 10-Q and with the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We are in the design and testing phase related to our battery production process and we are in the final stages of the construction of our Customer Qualification Plant (“CQP”). We have begun the construction of initial buildings and infrastructure for our inaugural gigafactory (“Giga Arctic”). Both the CQP and Giga Arctic are located in Mo i Rana, Norway. We have also started the development of our first clean battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. We are also exploring a potential gigafactory site in Vaasa, Finland. As of March 31, 2023, we have not yet initiated manufacturing or derived revenue from our principal business activities.
Recent Developments
•On March 28, 2023, FREYR hosted its “Chapter One” opening event at the CQP in Mo i Rana, Norway. The event featured presentations from Company employees and other key stakeholders. Chapter One represented the global launch of the CQP, where one industrial scale production line of the 24M Technologies, Inc. (“24M”) SemiSolidTM production platform using lithium-ion chemistry at GWh scale is currently being tested and qualified.
•On March 28, 2023, the Company announced it has entered into discussions on a potential strategic coalition with Glencore Plc (LN: GLEN), Caterpillar Inc. (NYSE: CAT), Siemens AG (GY: SIE), and Nidec Corporation (TSE: 6594) to pursue the scale up of sustainable battery solutions across Europe, North America, and potentially in other jurisdictions. This strategic coalition of partners is expected to facilitate the exploration of mutual areas of interest along the battery value chain. Potential areas of commercial collaboration include battery cell manufacturing; pack and module integration; digital and software services; mining and refining; power market stationary storage applications; electric transportation; and recycling/end-of-life solutions. Representatives from each of the four companies attended and participated in a panel discussion as part of FREYR’s “Chapter One” event at the Company’s CQP in Mo i Rana, Norway.
Results of Operations
The following table sets forth information on FREYR’s condensed consolidated results of operations (in thousands except percentages):

	Three months ended March 31,		Change (%)
	2023	2022
Operating expenses:
General and administrative	$30,002	$24,614	22%
Research and development	4,844	2,859	69%
Share of net loss of equity method investee	25	167	(85%)
Total operating expenses	34,871	27,640	26%
Loss from operations	(34,871)	(27,640)	26%
Other income (expense)	22,171	(7,267)	405%
Loss before income taxes	(12,700)	(34,907)	(64%)
Income tax expense	(203)	—	NM
Net loss	(12,903)	(34,907)	(63%)
Net loss attributable to non-controlling interests	177	—	NM
Net loss attributable to ordinary shareholders	$(12,726)	$(34,907)	(64%)

NM - Not meaningful

Operating expenses
General and administrative
General and administrative expenses consist of personnel and personnel-related expenses, including share-based compensation, fees paid for contractors and consultants assisting with growing the business, office space related costs, travel costs, public relations costs, legal fees, accounting and audit fees, and depreciation expense.
General and administrative expenses increased by $5.4 million or 22%, to $30.0 million for the three months ended March 31, 2023, from $24.6 million for the three months ended March 31, 2022. This is primarily due to higher headcount and increased spending associated with the ramp-up of activities as we continue to invest in building our business and move closer to the start-up of manufacturing operations.
We expect general and administrative expenses to generally increase for the foreseeable future as we scale headcount with the growth of our business and expand operations in the U.S., including additional compensation expenses, legal fees, and other administrative and professional expenses. However, expenses can vary from quarter to quarter, and certain expenses may decrease as we improve efficiency and redeploy our resources to meet the changing needs of our organization.
Research and development (“R&D”)
R&D expenses consist primarily of compensation to employees engaged in research and development activities, including share-based compensation, internal and external engineering, supplies, and services, and contributions to research institutions. R&D expenses also include development costs related to our technology license with 24M.
R&D expenses increased by $2.0 million or 69% to $4.8 million for the three months ended March 31, 2023, from $2.9 million for the three months ended March 31, 2022. This is primarily due to an increase in R&D personnel and activities in late 2022 and 2023.
We expect R&D expenses to generally increase in future periods as we continue to increase our personnel and research activities.
Share of net loss of equity method investee
Share of net loss of equity method investee consists of our proportionate share of the net earnings or losses and other comprehensive income from Nidec Energy AS in 2023 and FREYR Battery US LLC in 2022.
Other income (expense)
Other income (expense) primarily consists of the fair value adjustments on our warrant liability, convertible note, interest income and expense, net foreign currency transaction gains and losses, and grant proceeds received.
Other income (expense) changed by $29.4 million to income of $22.2 million for the three months ended March 31, 2023, from expense of $7.3 million for the three months ended March 31, 2022. Other income changed primarily due to a $16.0 million net foreign currency transaction gain for the three months ended March 31, 2023, compared to a $0.3 million net loss for the three months ended March 31, 2022, and a gain from the warrant liability fair value adjustment of $1.4 million for the three months ended March 31, 2023, compared to a loss of $8.7 million for the three months ended March 31, 2022.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
As of March 31, 2023, we had approximately $474.8 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $60.3 million. Our restricted cash includes $81.2 million held in escrow for planned construction activities of Giga Arctic in 2023. To date, our principal sources of liquidity have been proceeds received from our business combination with Alussa Energy Acquisition Corporation in 2021, issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for constructing and equipping our battery manufacturing facilities, including the CQP and Giga Arctic, the purchase of land for Giga America, technology licensing, R&D activities, and general corporate purposes.
In December 2022, FREYR closed a public offering of 23.0 million ordinary shares at an offering price of $11.50 per share for total gross proceeds of approximately $264.5 million. In September 2022, FREYR filed a shelf registration statement on Form S-3 with the SEC, of which the December public offering is a part. Under this shelf registration statement, FREYR may, from time to time, sell up to an additional aggregate amount of approximately $235.5 million ordinary shares, preferred shares, debt securities, warrants, rights, and purchase units.
Our future liquidity requirements depend on many factors, including the timing and extent of the following: capital expenditures for construction of our battery manufacturing facilities and purchase of related equipment; spending to support technology licensing and R&D efforts; spending on other growth initiatives or expansion into new geographies, including through joint ventures; spending to support our future revenue generating activities, including market acceptance of our products and services; and general economic conditions.
Until we can generate sufficient revenue to adequately support our liquidity requirements, we expect to fund short-term cash needs through our existing cash balances. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the 12 months following March 31, 2023.
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
Cash Flow Summary
The following table summarizes our cash flows (in thousands):

	Three months ended March 31,		Change (%)
	2023	2022
Net cash (used in) provided by:
Operating activities	$(12,549)	$(30,135)	(58%)
Investing activities	(66,722)	(10,932)	NM
Financing activities	—	—	NM

NM - Not meaningful
Operating Activities
Net cash used in operating activities was $12.5 million for the three months ended March 31, 2023, compared to $30.1 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the decrease in cash used in operating activities was driven by an $22.5 million decrease in cash used for working capital, primarily due to the receipt of $20.0 million for a jobs creation government grant in connection with the Giga America project, partially offset by a $4.9 million increase in net loss, adjusted for non-cash items. The increase in net loss, adjusted for non-cash items was primarily due to higher operating expenses from higher headcount and increased spending associated with the ramp up of activities as we continue to invest in building our business and move closer to the start-up of manufacturing operations.
Investing Activities
Net cash used in investing activities was $66.7 million for the three months ended March 31, 2023, compared to $10.9 million for the three months ended March 31, 2022. The change in cash used in investing activities was primarily driven by $64.1 million in purchases of property and equipment compared to $7.9 million for the three months ended March 31, 2023 and 2022, respectively.
Financing Activities
There were no cash flows from financing activities during the three months ended March 31, 2023 and 2022.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our December 31, 2022 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2023.
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
We qualify as an emerging growth company, as defined in the JOBS Act, and therefore may choose to take advantage of certain exemptions from various public company reporting requirements, including delaying the adoption of new or revised accounting standards until those standards apply to private companies. This may make a comparison of our condensed consolidated financial statements with another public company that is either not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our December 31, 2022 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Group Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Group Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Group Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. To the knowledge of our management, there are no material litigation, claims, or actions currently pending or threatened against us, any of our officers, or directors in their capacity as such, or against any of our property.
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on February 27, 2023. Additional risks not currently known to us or that we currently deem to be immaterial may also materially affect our financial position, results of operations, or cash flows.
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

Exhibit
Number	Exhibit Description
3.1	Consolidated Articles of Association of FREYR Battery as of December 20, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡,*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡,*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith
‡	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREYR BATTERY

Date: May 15, 2023	By:	/s/ Tom Einar Jensen
	Name:	Tom Einar Jensen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Oscar K. Brown
	Name:	Oscar K. Brown
	Title:	Group Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)