Form 10-Q
period 2023-06-30
FREYR Battery
filed 2023-08-10
CIK 1844224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, 139,705,234 shares of the registrant’s Ordinary Shares were outstanding.

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
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
FREYR BATTERY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$334,364	$443,063
Restricted cash	49,425	119,982
Prepaid assets	4,250	8,293
Other current assets	6,845	8,117
Total current assets	394,884	579,455

Property and equipment, net	320,007	210,777
Intangible assets, net	2,888	2,963
Long-term investments	22,628	—
Convertible note	—	19,954
Right-of-use asset under operating leases	23,431	14,538
Other long-term assets	9	11
Total assets	$763,847	$827,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,162	$6,765
Accrued liabilities and other	32,510	51,446
Share-based compensation liability	4,570	4,367
Total current liabilities	57,242	62,578

Warrant liability	34,939	33,849
Operating lease liability	18,632	11,144
Other long-term liabilities	20,145	—
Total liabilities	130,958	107,571

Commitments and contingencies

Shareholders’ equity:
Ordinary share capital, no par value, 245,000 ordinary shares authorized, and 139,854 and 139,705 ordinary shares issued and outstanding, respectively, as of both June 30, 2023 and December 31, 2022	139,854	139,854
Additional paid-in capital	777,813	772,602
Treasury stock	(1,041)	(1,041)
Accumulated other comprehensive (loss) income	(45,049)	9,094
Accumulated deficit	(241,062)	(203,054)
Total ordinary shareholders' equity	630,515	717,455

Non-controlling interests	2,374	2,672
Total equity	632,889	720,127

Total liabilities and equity	$763,847	$827,698
See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$27,631	$28,150	$57,633	$52,764
Research and development	6,365	3,082	11,209	5,941
Share of net loss of equity method investee	30	296	55	463
Total operating expenses	34,026	31,528	68,897	59,168
Loss from operations	(34,026)	(31,528)	(68,897)	(59,168)

Other income (expense):
Warrant liability fair value adjustment	(2,556)	33,392	(1,151)	24,704
Convertible note fair value adjustment	—	270	1,074	491
Interest income, net	1,755	14	4,758	29
Foreign currency transaction gain	7,711	1,421	23,759	1,090
Other income, net	1,851	1,102	2,492	2,618
Total other income (expense)	8,761	36,199	30,932	28,932
(Loss) income before income taxes	(25,265)	4,671	(37,965)	(30,236)
Income tax expense	(138)	—	(341)	—
Net (loss) income	(25,403)	4,671	(38,306)	(30,236)
Net loss attributable to non-controlling interests	121	—	298	—
Net (loss) income attributable to ordinary shareholders	$(25,282)	$4,671	$(38,008)	$(30,236)

Weighted average ordinary shares outstanding:
Basic	139,705	116,830	139,705	116,842
Diluted	139,705	119,250	139,705	116,842

Net (loss) income per share:
Basic	$(0.18)	$0.04	$(0.27)	$(0.26)
Diluted	(0.18)	0.04	(0.27)	(0.26)

Other comprehensive income (loss):
Net (loss) income	$(25,403)	$4,671	$(38,306)	$(30,236)
Foreign currency translation adjustments	(20,425)	(7,791)	(54,143)	(7,458)
Total comprehensive loss	$(45,828)	$(3,120)	$(92,449)	$(37,694)
Comprehensive loss attributable to non-controlling interests	121	—	298	—
Comprehensive loss attributable to ordinary shareholders	$(45,707)	$(3,120)	$(92,151)	$(37,694)

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Ordinary Shareholders’ Equity
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity
	Ordinary Shares
	Shares	Amount
Balance as of January 1, 2022	116,854	$116,854	$533,418	$(524)	$—	$(104,263)	$—	$545,485
Share-based compensation expense	—	—	850	—	—	—	—	850
Net loss	—	—	—	—	—	(34,907)	—	(34,907)
Other comprehensive income	—	—	—	333	—	—	—	333
Balance as of March 31, 2022	116,854	$116,854	$534,268	$(191)	$—	$(139,170)	$—	$511,761
Share-based compensation expense	—	—	5,371	—	—	—	—	5,371
Net income	—	—	—	—	—	4,671	—	4,671
Repurchase of shares	—	—	—	—	(1,052)	—	—	(1,052)
Other comprehensive loss	—	—	—	(7,791)	—	—	—	(7,791)
Balance as of June 30, 2022	116,854	$116,854	$539,639	$(7,982)	$(1,052)	$(134,499)	$—	$512,960

	Ordinary Shareholders’ Equity
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity
	Ordinary Shares
	Shares	Amount
Balance as of January 1, 2023	139,854	$139,854	$772,602	$9,094	$(1,041)	$(203,054)	$2,672	$720,127
Share-based compensation expense	—	—	1,462	—	—	—	—	1,462
Net loss	—	—	—	—	—	(12,726)	(177)	(12,903)
Reclassification of warrants from liability classified to equity classified	—	—	5	—	—	—	—	5
Other comprehensive loss	—	—	—	(33,718)	—	—	—	(33,718)
Balance as of March 31, 2023	139,854	$139,854	$774,069	$(24,624)	$(1,041)	$(215,780)	$2,495	$674,973
Share-based compensation expense	—	—	3,688	—	—	—	—	3,688
Net loss	—	—	—	—	—	(25,282)	(121)	(25,403)
Reclassification of warrants from liability classified to equity classified	—	—	56	—	—	—	—	56
Other comprehensive loss	—	—	—	(20,425)	—	—	—	(20,425)
Balance as of June 30, 2023	139,854	$139,854	$777,813	$(45,049)	$(1,041)	$(241,062)	$2,374	$632,889

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(38,306)	$(30,236)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	5,201	2,923
Depreciation and amortization	732	186
Reduction in the carrying amount of right-of-use assets	491	746
Warrant liability fair value adjustment	1,151	(24,704)
Convertible note fair value adjustment	(1,074)	(491)
Share of net loss of equity method investee	55	463
Foreign currency transaction net unrealized gain	(23,247)	(2,113)
Other	145	—
Changes in assets and liabilities:
Prepaid assets and other current assets	2,834	(12,663)
Accounts payable, accrued liabilities and other	19,967	15,902
Operating lease liability	(2,669)	(443)
Net cash used in operating activities	(34,720)	(50,430)

Cash flows from investing activities:
Proceeds from property related grants	—	4,874
Purchases of property and equipment	(128,361)	(26,420)
Investments in equity method investee	(1,655)	(3,000)
Purchases of other long-term assets	(1,000)	—
Net cash used in investing activities	(131,016)	(24,546)

Cash flows from financing activities:
Repurchase of treasury shares	—	(1,052)
Net cash used in financing activities	—	(1,052)

Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(13,520)	(1,235)
Net decrease in cash, cash equivalents, and restricted cash	(179,256)	(77,263)
Cash, cash equivalents, and restricted cash at beginning of period	563,045	565,627
Cash, cash equivalents, and restricted cash at end of period	$383,789	$488,364

Significant non-cash investing and financing activities:
Accrued purchases of property and equipment	$23,085	$13,026

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$334,364	$484,204
Restricted cash	49,425	4,160
Cash, cash equivalents, and restricted cash	$383,789	$488,364
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
FREYR Battery (“FREYR,” the “Company”, “we”, or “us”) is a developer of clean, next-generation battery cell production capacity. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of energy storage systems (“ESS”), commercial mobility, including marine applications and commercial vehicles; and electric vehicles (“EV”).
We have put into service the buildings and infrastructure and certain manufacturing equipment at our Customer Qualification Plant (“CQP”), and have successfully completed semi-automatic production, assembly, and charge of our first battery. We will spend the next several months increasing the amount of integration and automation of the manufacturing process and anticipate producing sample cells for customers during the third quarter of this year. We have begun the construction of initial buildings and infrastructure for our inaugural gigafactory (“Giga Arctic”). Both the CQP and Giga Arctic are located in Mo i Rana, Norway. We have also started the development of our first clean battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. As of June 30, 2023, we have not yet initiated commercial manufacturing or derived revenue from our principal business activities.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2022 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022, was derived from the audited consolidated financial statements as of December 31, 2022. However, these condensed consolidated interim financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.
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
2. PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS, NET
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022

Land	$44,326	$44,326
Leasehold improvements	26,106	21
Machinery and equipment	4,944	61
Office equipment	2,546	2,532
Construction in progress	243,229	164,387
	321,151	211,327
Less: Accumulated depreciation	(1,144)	(550)
Total	$320,007	$210,777
Land consists of a 368-acre parcel of land in Coweta County, Georgia, which was purchased in 2022 for the development of Giga America. Leasehold improvements and machinery and equipment as of June 30, 2023 are largely related to the Company’s CQP in Mo i Rana, Norway. Construction in progress primarily includes costs related to the construction of the Giga Arctic facilities and production equipment for the CQP and Giga Arctic in Mo i Rana, Norway. Depreciation expense was $0.5 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License	$3,000	$(112)	$2,888	$3,000	$(37)	$2,963
Intangible assets consist of a license to produce and sell lithium-iron phosphate cathode battery materials using Taiwan based Advanced Lithium Electrochemistry Co., Ltd.’s technology. The license has a 20-year useful life. Amortization expense was $37,000 and $75,000 for the three and six months ended June 30, 2023, respectively, (no comparative amounts for the three and six months ended June 30, 2022). Future annual amortization expense is estimated to be $150,000 for the full year 2023 and each of the next four years.
3. LONG-TERM INVESTMENTS
The Company’s equity investments consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Investment
Equity method investments:
Nidec Energy AS	$1,600	$—
Investments without readily determinable fair values:
24M preferred stock	21,028	—
Total Long-Term Investments	$22,628	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Equity Method Investments
In March 2023, the Company contributed $1.7 million to obtain a 33% equity interest in Nidec Energy AS (the “Nidec JV”), a joint venture with Nidec Europe BV (“Nidec”). The Nidec JV was formed to develop, manufacture, and sell battery modules and battery packs for industrial and utility-grade ESS applications. The Company determined that the Nidec JV was a VIE, and that the Company was not the primary beneficiary. Additionally, the Company is able to exercise significant influence but not control over the operating and financial policies of the Nidec JV. Therefore, the Company has recorded its investment in the Nidec JV as an equity method investment.
In October 2021, we formed a joint venture, with the purpose of advancing the development of clean battery cell manufacturing in the U.S. (the “U.S. JV”). At the time of this initial investment, the Company agreed to contribute $3.0 million for the initial costs related to developing the first gigafactory to project concept selection, and this contribution was made in January 2022. We held a 50% common stock ownership in the U.S. JV and utilized the equity method of accounting for the U.S. JV through October 2022. In November 2022, the Company contributed an additional $49.0 million to the U.S. JV, increasing the Company’s common share ownership in the U.S. JV to 95%. The Company reevaluated its classification of the U.S. JV, which was determined to meet the characteristics of a VIE. The Company was deemed to be the primary beneficiary of the U.S. JV and began consolidating the U.S. JV in November 2022. During the six months ended June 30, 2023, the Company made an additional $22.6 million contribution and increased its common share ownership to 96%.
The Company recognized its share of net loss of equity method investee in the condensed consolidated statements of operations and comprehensive loss of $0.1 million related to the Company’s equity method investment in the Nidec JV and $0.5 million related to the Company’s equity method investment in the U.S. JV, for the six months ended June 30, 2023 and 2022, respectively.
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
4. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2023	December 31, 2022

Accrued purchases	$14,997	$34,932
Accrued payroll and payroll related expenses	14,043	12,936
Operating lease liabilities	3,237	3,257
Accrued other operating costs	233	321
Total	$32,510	$51,446
5. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, we may be subject to legal and regulatory actions that arise in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events. Management believes that any liability that may arise out of or with respect to these matters will not materially, adversely affect our condensed consolidated financial position, results of operations, or liquidity.
6. WARRANTS
Public and Private Warrants
As of June 30, 2023 and December 31, 2022, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.6 million public warrants (the “Public Warrants”) and 10.0 million private warrants (the “Private Warrants”). The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Warrants entitle the holder thereof to purchase one of our ordinary shares at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
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
EDGE Warrants
As of June 30, 2023 and December 31, 2022, we had 2.2 million EDGE warrants outstanding and exercisable, which entitle the holder thereof to purchase one of our ordinary shares at the exercise price, subject to adjustments. The EDGE warrants consist of 1.5 million warrants with an exercise price of $0.95 which expire on May 15, 2024 and 0.7 million warrants with an exercise price of $1.22, which expire on September 30, 2025.
We determined that the EDGE warrants are equity classified as they are indexed to our ordinary shares.
7. FAIR VALUE MEASUREMENT
The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and liabilities at fair value on a recurring basis according to the valuation techniques we use to determine their fair value (in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note	$—	$—	$—	$—	$—	$—	$19,954	$19,954
Liabilities:
Warrant Liabilities	$—	$—	$34,939	$34,939	$—	$—	$33,849	$33,849
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
As of June 30, 2023 and December 31, 2022, the carrying value of all other financial assets and liabilities approximated their respective fair values.
Private Warrants
The Private Warrants outstanding on June 30, 2023 and December 31, 2022, were valued using the Black-Scholes-Merton option pricing model. See Note 6 – Warrants above for further detail. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants required the use of subjective assumptions, including:
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
Using this approach, an exercise price of $11.50 and a share price of $9.35 and $8.68 as of June 30, 2023 and December 31, 2022, respectively, we determined that the fair value of the Private Warrants was $34.9 million and $33.8 million, respectively.
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
The Convertible Note was valued using a scenario-based framework, where the fair values determined in various scenarios were weighted based on the estimated probability of occurrence. Within each scenario, a discounted cash flow approach was utilized, taking the expected payoff for the event, and discounting it based on the expected timing and a discount rate. Each of the assumptions in this model were considered significant assumptions.
Rollforward of Level 3 Fair Value
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	For the six months ended June 30, 2023
	Asset	Liability
	Convertible Note	Private Warrants
Balance (beginning of period)	$19,954	$33,849
Fair value measurement adjustments	1,074	1,151
Conversion to preferred stock	(21,028)	—
Reclassification to Public Warrants	—	(61)
Balance (end of period)	$—	$34,939
8. SHAREHOLDERS' EQUITY
Ordinary Shares
As of both June 30, 2023 and December 31, 2022, 245.0 million ordinary shares without par value were authorized and 139.7 million were outstanding. On issuance of shares, amounts designated by our Board of Directors as share capital are included as ordinary share capital and any remaining proceeds are shown as additional paid-in capital in our condensed consolidated balance sheets. Holders of ordinary shares are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of June 30, 2023, we have not declared any dividends.
In December 2022, FREYR closed a public offering of 23.0 million ordinary shares at an offering price of $11.50 per share for total gross proceeds of approximately $264.5 million.
Share Repurchase Program
In May 2022, the Board of Directors approved a share repurchase program (the “Share Repurchase Program”) . The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150,000 of the Company’s ordinary shares. The Share Repurchase Program had no time limit and was able to be suspended or discontinued at any time. We purchased 150,000 ordinary shares at an average price of $6.97 per share, excluding fees, during the three and six months ended June 30, 2022. No purchases were made during the three and six months ended June 30, 2023. As of June 30, 2023, the authorized share repurchase was completed and no ordinary shares remain available for repurchase under the program.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was amended and restated in June 2023. The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees and they do not typically forfeit for directors. Generally, our RSUs are liability-classified awards, as they are cash settled based on the closing price of the shares on the vesting date. All exercised options are expected to be settled in shares, net of shares withheld to satisfy the award exercise price and related taxes.  As of June 30, 2023, a total of 25.0 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the six months ended June 30, 2023, 3.5 million options were granted to employees and directors, 116,000 RSUs were granted, 124,000 options were forfeited, and 20,000 RSUs vested and were cash settled.
2019 Plan
FREYR Legacy had an Incentive Stock Option Plan (the “2019 Plan”) issued on September 11, 2019. All stock options and warrants granted under the 2019 Plan are fully vested and no further awards can be issued. Certain of the outstanding awards under the 2019 Plan were required to be cash settled as of June 30, 2023, and the remaining awards were required to be cash settled as of July 9, 2023. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expense or research and development expense within the condensed consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.
During the six months ended June 30, 2023, 9,000 of the 2019 Plan awards were exercised.
CEO Option Awards
On June 16, 2021, our Chief Executive Officer (“CEO”) entered into a stock option agreement, as an appendix to an employment agreement. In accordance with the stock option agreement, on July 13, 2021 our CEO was granted 850,000 options to acquire our shares at an exercise price of $10.00 (the “CEO Options”). The CEO Options are subject to nine separate performance criteria, each of which is related to 1/9th of the total award amount. After the performance criteria are achieved and certified by the Board of Directors, the options will vest in equal parts subsequent to the certification date on the stated dates of December 31, 2022, September 30, 2023, and June 1, 2024. Compensation cost is recognized to the extent that achievement of the performance criteria is deemed probable. As of December 31, 2022, 94,000 of the CEO Options were awarded by the Board of Directors after the achievement of one of the performance criteria. During the three months ended June 30, 2023, the Board of Directors evaluated the remaining performance conditions and awarded full or pro-rata achievement for 567,000 of the remaining 756,000 options, which reflected adjustments to certain of the performance criteria. This is expected to result in an incremental compensation cost of $1.0 million to be recognized over the award's remaining requisite service period.
9. GOVERNMENT GRANTS
For both the three and six months ended June 30, 2023 we recognized grant income of $0.1 million in other income, net within the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2022 we recognized grant income of $0.6 million and $2.0 million, respectively, in other income, net within the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022, we recorded grant income of $4.9 million, as a reduction of property and equipment, net on our condensed consolidated balance sheets, as these grants partially offset capitalized costs related to the construction in progress for the CQP. There was no grant income recorded as a reduction of property and equipment, net for the other periods presented.
As of both June 30, 2023 and December 31, 2022, we had $0.2 million in short-term deferred income from grants recorded in accrued liabilities and other on our condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, we had $20.0 million and zero, respectively, in long-term deferred income from grants recorded in other long-term liabilities on our condensed consolidated balance sheets.
Significant Grant Awards
In February 2023, we received $20.0 million for a jobs creation grant in connection with the Giga America project. The grant is subject to the achievement of certain job creation targets by December 2025 and December 2029, with any required refund based on the proportion of job creation conditions that were not achieved. The proceeds will be recognized in other income, net on a straight-line basis over the grant term, for the portion of the grant that is reasonably assured of being retained. For the six months ended June 30, 2023, no income has been recognized for this grant. As of June 30, 2023, unearned proceeds of $20.0 million are presented as other long-term liabilities on the condensed consolidated balance sheet.
10. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company has incurred taxable losses in each year since inception, and maintains a full valuation allowance against its loss carryforwards and other deferred tax assets. The Company and certain of its operating subsidiaries generate taxable income in certain jurisdictions or taxable foreign company U.S. sourced income. The Company’s effective income tax rate was 1% for both the three and six months ended June 30, 2023 and 0% for both the three and six months ended June 30, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. RELATED PARTY TRANSACTIONS
Consulting Agreement
In May 2021, we entered into a consulting agreement with a member of the Board of Directors. Per this agreement, the consultant will provide services for a term of three years. During this term, we will pay the consultant a monthly fee of $30,000 plus related reimbursable costs. The total expenses incurred for these consulting services for the three and six months ended June 30, 2023 were $0.1 million and $0.2 million, respectively. The expenses incurred for consulting services for the three and six months ended June 30, 2022 were $0.2 million and $0.3 million, respectively. These expenses are recognized as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of both June 30, 2023 and December 31, 2022, an unpaid amount of $0.1 million is recorded in accrued liabilities and other.
Metier
In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier, the successor company to Metier OEC, is the brother of our current Executive Vice President, Project Execution. We recognized $1.0 million and $2.6 million for the three and six months ended June 30, 2023, respectively, and $1.5 million and $2.6 million for the three and six months ended June 30, 2022, respectively, as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2023 $0.5 million and $1.3 million, respectively, and for the three and six months ended June 30, 2022 zero and $0.1 million, respectively, met the requirements for capitalization and are recognized as construction in progress within the condensed consolidated balance sheet. The unpaid amounts of $0.6 million and $0.7 million are recognized in accounts payable as of June 30, 2023 and in accrued liabilities and other as of December 31, 2022, respectively.
12. NET (LOSS) INCOME PER SHARE
The Company’s basic net (loss) income per share attributable to ordinary shareholders was computed by dividing net (loss) income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding.
Diluted net (loss) income per share attributable to ordinary shareholders adjusts basic net (loss) income per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. The treasury stock method was used to assess our warrants and share-based payment awards.
The computation of basic and diluted net (loss) income attributable to ordinary shareholders per share is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to ordinary shareholders - basic and diluted	$(25,282)	$4,671	$(38,008)	$(30,236)
Denominator:
Weighted average ordinary shares outstanding – basic	139,705	116,830	139,705	116,842
Dilutive effect of EDGE Warrants and share-based compensation liability awards	—	2,420	—	—
Weighted average ordinary shares outstanding – dilutive	139,705	119,250	139,705	116,842
Net (loss) income attributable to ordinary shareholders per share:
Basic	$(0.18)	$0.04	$(0.27)	$(0.26)
Diluted	$(0.18)	$0.04	$(0.27)	$(0.26)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The outstanding securities that could potentially dilute basic net (loss) income attributable to ordinary shareholders per share in the future that were not included in the computation of diluted net (loss) income attributable to ordinary shareholders per share as the impact would be anti-dilutive are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Public Warrants	14,625	14,375	14,625	14,375
Private Warrants	10,000	10,250	10,000	10,250
EDGE warrants	2,176	—	2,176	2,176
Employee awards	9,240	4,881	9,240	4,881
Share-based compensation liability awards (1)	567	—	567	784
CEO option awards (2)	661	94	661	94
Total	37,269	29,600	37,269	32,560

(1)    For the three and six months ended June 30, 2023, the Company excluded 101,000 of the total outstanding 668,000 share-based compensation liability awards, as these awards are required to be cash-settled. See Note 8 – Shareholders' Equity for further details.
(2)    For the three and six months ended June 30, 2022, the Company excluded 756,000 of the total 850,000 CEO option awards, as it was not yet probable that the performance conditions for these options would be achieved.

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
We have put into service the buildings and infrastructure and certain manufacturing equipment at our Customer Qualification Plant (“CQP”), and have successfully completed semi-automatic production, assembly, and charge of our first battery. We will spend the next several months increasing the amount of integration and automation of the manufacturing process and anticipate producing sample cells for customers during the third quarter of this year. We have begun the construction of initial buildings and infrastructure for our inaugural gigafactory (“Giga Arctic”). Both the CQP and Giga Arctic are located in Mo i Rana, Norway. We have also started the development of our first clean battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. As of June 30, 2023, we have not yet initiated commercial manufacturing or derived revenue from our principal business activities.
Recent Developments
•On June 27, 2023, FREYR hosted its “Chapter Two” Capital Markets Day at the New York Stock Exchange. The event showcased the Company’s successful assembly and charge of its first battery unit cells at the CQP. Additionally, the event featured a video tour of the CQP in operation; outlined progress in obtaining strategic and financial partner financing for Giga America; and updated investors on the actions and possible expansion of the previously announced strategic energy transition coalition with Glencore Plc (LN: GLEN), Caterpillar Inc. (NYSE: CAT), Siemens AG (GY: SIE), and Nidec Corporation (TSE: 6594). The Chapter Two event was held approximately three months after FREYR’s “Chapter One” opening event which took place at the CQP in Mo i Rana, Norway to mark the global launch of the CQP.
•On July 13, 2023, FREYR announced that the Company had been awarded a €100 million grant from the European Union (“EU”) to support the development of FREYR’s Giga Arctic project in Norway. The grant is to be funded through the EU’s Innovation Fund as part of the EU’s efforts to promote localized production of battery solutions. The award is subject to the completion of certain administrative and project milestones before the Company is eligible to receive the grant payments.
•In July 2023, FREYR was awarded $7.0 million for a jobs creation and capital investment grant from the Georgia Department of Community Affairs in connection with the Giga America project. The proceeds of this grant are expected to be received later this year. The grant is subject to the achievement of certain job creation and capital investment targets by the earlier of the date of FREYR’s certified occupancy of the Giga America facility or January 2026.
•On August 10, 2023, FREYR announced the appointment of Birger Steen as the Chief Executive Officer (“CEO”) of the Company replacing Tom Einar Jensen effective August 21, 2023. Mr. Steen brings to FREYR his extensive experience as an executive and board member leading multinational and publicly listed companies. The Company also announced effective August 9, 2023, the appointment of Mr. Steen as a Director and the appointment of Mr. Jensen as Executive Chair of the Company, replacing the retiring Founder and Executive Chair Torstein Sjøtveit. Mr. Jensen will provide transition support to Mr. Steen and will work closely with the leadership team to drive key global corporate development initiatives, capital formation, and engagement with FREYR’s capital providers based on a customer centric and partnership-oriented approach.

Results of Operations
The following table sets forth information on FREYR’s condensed consolidated results of operations (in thousands except percentages):

	Three months ended June 30,		Change (%)	Six months ended June 30,		Change (%)
	2023	2022		2023	2022
Operating expenses:
General and administrative	$27,631	$28,150	(2%)	$57,633	$52,764	9%
Research and development	6,365	3,082	107%	11,209	5,941	89%
Share of net loss of equity method investee	30	296	(90%)	55	463	(88%)
Total operating expenses	34,026	31,528	8%	68,897	59,168	16%
Loss from operations	(34,026)	(31,528)	8%	(68,897)	(59,168)	16%
Other income (expense)	8,761	36,199	(76%)	30,932	28,932	7%
(Loss) income before income taxes	(25,265)	4,671	NM	(37,965)	(30,236)	26%
Income tax expense	(138)	—	NM	(341)	—	NM
Net (loss) income	(25,403)	4,671	NM	(38,306)	(30,236)	27%
Net loss attributable to non-controlling interests	121	—	NM	298	—	NM
Net (loss) income attributable to ordinary shareholders	$(25,282)	$4,671	NM	$(38,008)	$(30,236)	26%

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
General and administrative expenses decreased by $0.5 million or 2%, to $27.6 million for the three months ended June 30, 2023, from $28.2 million for the three months ended June 30, 2022. General and administrative expenses increased by $4.9 million or 9%, to $57.6 million for the six months ended June 30, 2023, from $52.8 million for the six months ended June 30, 2022. This increase is primarily due to higher headcount and increased spending associated with the ramp-up of activities as we continue to invest in building our business and move closer to the start-up of manufacturing operations.
We expect general and administrative expenses to remain steady or increase slightly in the near term as we scale headcount with the growth of our business and expand operations in the U.S. However, expenses can vary from quarter to quarter, and certain expenses may decrease as we improve efficiency and redeploy our resources to meet the changing needs of our organization.
Research and development (“R&D”)
R&D expenses consist primarily of compensation to employees engaged in research and development activities, including share-based compensation, internal and external engineering, depreciation for R&D equipment and facilities, supplies, and services, and contributions to research institutions. R&D expenses also include development costs related to our technology license with 24M.
R&D expenses increased by $3.3 million or 107% to $6.4 million for the three months ended June 30, 2023, from $3.1 million for the three months ended June 30, 2022. R&D expenses increased by $5.3 million or 89% to $11.2 million for the six months ended June 30, 2023, from $5.9 million for the six months ended June 30, 2022. These increases are primarily due to the startup of R&D operations at the CQP during the three months ended June 30, 2023.
We expect R&D expenses to increase in future periods as we expand our personnel and activities at the CQP and invest to improve our production process, efficiency, and products.
Share of net loss of equity method investee
Share of net loss of equity method investee consists of our proportionate share of the net earnings or losses and other comprehensive income from Nidec Energy AS in 2023 and FREYR Battery US LLC in 2022.

Other income (expense)
Other income (expense) primarily consists of the fair value adjustments on our warrant liability, convertible note, interest income and expense, net foreign currency transaction gains and losses, and grant income.
Other income (expense) decreased by $27.4 million or 76% to income of $8.8 million for the three months ended June 30, 2023, from $36.2 million for the three months ended June 30, 2022. The decrease is primarily due to the $2.6 million loss on warrant liability fair value adjustment for the three months ended June 30, 2023, compared to a $33.4 million gain for the three months ended June 30, 2022.
Other income (expense) increased by $2.0 million or 7% to income of $30.9 million for the six months ended June 30, 2023, from $28.9 million for the six months ended June 30, 2022. Other income increased primarily due to a $23.8 million net foreign currency transaction gain for the six months ended June 30, 2023, compared to a $1.1 million gain for the six months ended June 30, 2022 and interest income of $4.8 million for the six months ended June 30, 2023 compared to $29,000 for the six months ended June 30, 2022. This was largely offset by a change of the warrant liability fair value adjustment due to a loss of $1.2 million for the six months ended June 30, 2023 compared to a gain of $24.7 million for the six months ended June 30, 2022.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
As of June 30, 2023, we had approximately $383.8 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $57.2 million. Our restricted cash includes $48.5 million held in escrow for planned construction activities of Giga Arctic in 2023. To date, our principal sources of liquidity have been proceeds received from our business combination with Alussa Energy Acquisition Corporation in 2021, issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for constructing and equipping our battery manufacturing facilities, including the CQP and Giga Arctic, the purchase of land for Giga America, technology licensing, R&D activities, and general corporate purposes.
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
Until we can generate sufficient revenue to adequately support our liquidity requirements, we expect to fund short-term cash needs through our existing cash balances. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the 12 months following June 30, 2023.
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
In August 2022, the Company estimated its Giga Arctic facility to have a total cost of approximately $1.7 billion for eight production lines. We have begun the construction of initial buildings and infrastructure for Giga Arctic, and construction continues to proceed at a measured pace, in part in anticipation of a potential Norwegian response to the U.S. Inflation Reduction Act. FREYR has not yet committed material funds for the completion of the buildout and purchase of equipment in excess of the $48.5 million restricted cash held in escrow as of June 30, 2023, which is expected to be used to fund certain construction activities during the remainder of 2023. The total cost to complete the construction and buildout of the Giga Arctic facility and the timing of cash requirements will depend on a variety of factors such as the ultimate configuration of the facility, including the number of production lines, the form and amount of government grants and assistance, and the availability, form, and additional requirements of project and other financing.
In November 2022, the Company estimated its Giga America facility to have an initial projected capital cost of approximately $1.7 billion. FREYR is now planning to accelerate the development of Giga America with phase 1A as a two-

line plant with a targeted start of production in summer 2025 and phase 1B as an eight-line plant with a targeted start of production in summer 2026. We have begun the development of Giga America but have not yet begun construction or committed material funds for the purchase of materials and equipment. Phase 1A is expected to cost approximately $750 million in direct material and labor costs.  FREYR is targeting a final investment decision on this initial phase of Giga America before year-end 2023, with substantial spending expected to begin in 2024 and to continue through the start of production. The total cost of phase 1B continues to be refined, as decisions concerning the factory layout and equipment purchases have not yet been finalized. However, we expect improvements in the capital efficiency, or return on capital spending, in phase 1B as the gigawatt hour throughput per line of phase 1B will improve as compared to phase 1A.
The estimated costs of constructing the Giga Arctic and Giga America facilities remain subject to ongoing business, financing, and operational changes, including changes to the overall macroeconomic environment. We will continue to provide updates to reflect material developments, including approvals or commitments for spending that differs materially from our previous estimates.
Our planned capital expenditures are based on management’s current estimates and may be subject to change. There can be no assurance that we will execute our capital expenditure plans as currently estimated, without addition or modification. We may also from time to time reduce or increase planned spending on specific capital projects and/or adjust the timing of planned capital expenditures due to factors both within and outside of our control, including the availability of financing. As a result, actual capital expenditures in future years may differ materially from the amounts discussed above.
Cash Flow Summary
The following table summarizes our cash flows (in thousands):

	Six months ended June 30,		Change (%)
	2023	2022
Net cash used in operating activities	$(34,720)	$(50,430)	(31%)
Net cash used in investing activities	(131,016)	(24,546)	434%
Net cash used in financing activities	—	(1,052)	(100%)
Operating Activities
Net cash used in operating activities was $34.7 million for the six months ended June 30, 2023, compared to $50.4 million for the six months ended June 30, 2022. The decrease in cash used in operating activities was primarily due to the receipt of $20.0 million for a jobs creation government grant in connection with the Giga America project.
Investing Activities
Net cash used in investing activities was $131.0 million for the six months ended June 30, 2023, compared to $24.5 million for the six months ended June 30, 2022. The increase in cash used in investing activities was primarily driven by $128.4 million in purchases of property and equipment compared to $26.4 million for the six months ended June 30, 2023 and 2022, respectively.
Financing Activities
Net cash used in financing activities was zero for the six months ended June 30, 2023, compared to $1.1 million for the six months ended June 30, 2022. Net cash used during 2022 was related to the purchase of treasury shares during the second quarter.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023. There have been no material changes to our critical accounting policies during the six months ended June 30, 2023.
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
We qualify as an emerging growth company, as defined in the JOBS Act, and therefore may choose to take advantage of certain exemptions from various public company reporting requirements, including delaying the adoption of new or revised accounting standards until those standards apply to private companies. This may make a comparison of our condensed consolidated financial statements with another public company that is either not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.  We expect that we will lose our emerging growth company status on December 31, 2023, at which point, we will qualify as a large accelerated filer based on our unaffiliated market capitalization as of June 30, 2023, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Group Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Group Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
10.1
2021 Equity Incentive Plan (amended and restated as of May 10, 2023) (incorporated by reference to Exhibit 99.1 of FREYR Battery’s Registration Statement on Form S-8 filed with the SEC on August 10, 2023).

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
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (v) Notes to Condensed Consolidated Financial Statements.

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

FREYR BATTERY

Date: August 10, 2023	By:	/s/ Oscar K. Brown
	Name:	Oscar K. Brown
	Title:	Group Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2023	By:	/s/ Lori A. Papp
	Name:	Lori A. Papp
	Title:	Chief Accounting Officer (Principal Accounting Officer)