Form 10-Q
period 2023-09-30
FREYR Battery
filed 2023-11-09
CIK 1844224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, 139,705,234 shares of the registrant’s Ordinary Shares were outstanding.

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
FREYR intends to use its website as a channel of distribution to disclose information which may be of interest or material to investors and to communicate with investors and the public. Such disclosures will be included on FREYR’s website in the ‘Investor Relations’ sections. FREYR also intends to use certain social media channels, including, but not limited to, Twitter and LinkedIn, as means of communicating with the public and investors about FREYR, its progress, products and other matters. While not all the information that FREYR posts to its digital platforms may be deemed to be of a material nature, some information may be. As a result, FREYR encourages investors and others interested to review the information that it posts and to monitor such portions of FREYR’s website and social media channels on a regular basis, in addition to following FREYR’s press releases, SEC filings, and public conference calls and webcasts. The contents of FREYR’s website and other social media channels shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Foreign Private Issuer Status and Financial Presentation
We currently qualify as a foreign private issuer (“FPI”) under the rules of the SEC. However, even though we qualify as an FPI, we report our financial results in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and we have elected to file our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K. We currently expect to lose our FPI status as of December 31, 2023, as a result of the completion of our previously announced plan to redomicile FREYR from Luxembourg to the U.S., subject to obtaining shareholder approval, and all the conditions precedent to the merger between FREYR and its wholly owned subsidiary, FREYR Delaware, Inc. (“FREYR Delaware”) being satisfied or waived, as outlined in the Registration Statement on Form S-4, filed by FREYR Delaware with the SEC on September 8, 2023, and subsequent amendments thereto.

ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
FREYR BATTERY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$299,419	$443,063
Restricted cash	28,442	119,982
Prepaid assets	5,690	8,293
Other current assets	7,317	8,117
Total current assets	340,868	579,455

Property and equipment, net	349,388	210,777
Intangible assets, net	2,850	2,963
Long-term investments	22,475	—
Convertible note	—	19,954
Right-of-use asset under operating leases	23,233	14,538
Other long-term assets	14	11
Total assets	$738,828	$827,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,751	$6,765
Accrued liabilities and other	27,793	51,446
Share-based compensation liability	1,806	4,367
Total current liabilities	48,350	62,578

Warrant liability	10,540	33,849
Operating lease liability	18,353	11,144
Other long-term liabilities	27,145	—
Total liabilities	104,388	107,571

Commitments and contingencies

Shareholders’ equity:
Ordinary share capital, no par value, 245,000 ordinary shares authorized, and 139,854 and 139,705 ordinary shares issued and outstanding, respectively, as of both September 30, 2023 and December 31, 2022	139,854	139,854
Additional paid-in capital	783,234	772,602
Treasury stock	(1,041)	(1,041)
Accumulated other comprehensive (loss) income	(38,915)	9,094
Accumulated deficit	(250,847)	(203,054)
Total ordinary shareholders' equity	632,285	717,455

Non-controlling interests	2,155	2,672
Total equity	634,440	720,127

Total liabilities and equity	$738,828	$827,698
See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$27,772	$25,124	$85,405	$77,888
Research and development	7,086	3,253	18,295	9,194
Share of net loss of equity method investee	153	668	208	1,131
Total operating expenses	35,011	29,045	103,908	88,213
Loss from operations	(35,011)	(29,045)	(103,908)	(88,213)

Other income (expense):
Warrant liability fair value adjustment	24,399	(70,292)	23,248	(45,588)
Convertible note fair value adjustment	—	(224)	1,074	267
Interest income, net	1,284	60	6,042	89
Foreign currency transaction (loss) gain	(3,213)	4,325	20,546	5,415
Other income, net	2,537	1,326	5,029	3,944
Total other income (expense)	25,007	(64,805)	55,939	(35,873)
Loss before income taxes	(10,004)	(93,850)	(47,969)	(124,086)
Income tax expense	—	—	(341)	—
Net loss	(10,004)	(93,850)	(48,310)	(124,086)
Net loss attributable to non-controlling interests	219	—	517	—
Net loss attributable to ordinary shareholders	$(9,785)	$(93,850)	$(47,793)	$(124,086)

Weighted average ordinary shares outstanding - basic and diluted	139,705	116,704	139,705	116,795
Net loss attributable to ordinary shareholders per share - basic and diluted	$(0.07)	$(0.80)	$(0.34)	$(1.06)

Other comprehensive income (loss):
Net loss	$(10,004)	$(93,850)	$(48,310)	$(124,086)
Foreign currency translation adjustments	6,134	(9,089)	(48,009)	(16,547)
Total comprehensive loss	$(3,870)	$(102,939)	$(96,319)	$(140,633)
Comprehensive loss attributable to non-controlling interests	219	—	517	—
Comprehensive loss attributable to ordinary shareholders	$(3,651)	$(102,939)	$(95,802)	$(140,633)

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Ordinary Shareholders’ Equity
	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Shares	Amount
Balance as of January 1, 2022	116,854	$116,854	$533,418	$(524)	$—	$(104,263)	$—	$545,485
Share-based compensation expense	—	—	850	—	—	—	—	850
Net loss	—	—	—	—	—	(34,907)	—	(34,907)
Other comprehensive income	—	—	—	333	—	—	—	333
Balance as of March 31, 2022	116,854	$116,854	$534,268	$(191)	$—	$(139,170)	$—	$511,761
Share-based compensation expense	—	—	5,371	—	—	—	—	5,371
Net income	—	—	—	—	—	4,671	—	4,671
Repurchase of shares	—	—	—	—	(1,052)	—	—	(1,052)
Other comprehensive loss	—	—	—	(7,791)	—	—	—	(7,791)
Balance as of June 30, 2022	116,854	$116,854	$539,639	$(7,982)	$(1,052)	$(134,499)	$—	$512,960
Share-based compensation expense	—	—	922	—	—	—	—	922
Net loss	—	—	—	—	—	(93,850)	—	(93,850)
Other comprehensive loss	—	—	—	(9,089)	—	—	—	(9,089)
Balance as of September 30, 2022	116,854	116,854	$540,561	$(17,071)	$(1,052)	$(228,349)	$—	$410,943

	Ordinary Shareholders’ Equity
	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Non-controlling interests	Total Equity

	Shares	Amount
Balance as of January 1, 2023	139,854	$139,854	$772,602	$9,094	$(1,041)	$(203,054)	$2,672	$720,127
Share-based compensation expense	—	—	1,462	—	—	—	—	1,462
Net loss	—	—	—	—	—	(12,726)	(177)	(12,903)
Reclassification of warrants from liability classified to equity classified	—	—	5	—	—	—	—	5
Other comprehensive loss	—	—	—	(33,718)	—	—	—	(33,718)
Balance as of March 31, 2023	139,854	$139,854	$774,069	$(24,624)	$(1,041)	$(215,780)	$2,495	$674,973
Share-based compensation expense	—	—	3,688	—	—	—	—	3,688
Net loss	—	—	—	—	—	(25,282)	(121)	(25,403)
Reclassification of warrants from liability classified to equity classified	—	—	56	—	—	—	—	56
Other comprehensive loss	—	—	—	(20,425)	—	—	—	(20,425)
Balance as of June 30, 2023	139,854	$139,854	$777,813	$(45,049)	$(1,041)	$(241,062)	$2,374	$632,889
Share-based compensation expense	—	—	5,421	—	—	—	—	5,421
Net loss	—	—	—	—	—	(9,785)	(219)	(10,004)
Other comprehensive loss	—	—	—	6,134	—	—	—	6,134
Balance as of September 30, 2023	139,854	139,854	$783,234	$(38,915)	$(1,041)	$(250,847)	$2,155	$634,440

See accompanying Notes to Condensed Consolidated Financial Statements.

FREYR BATTERY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(48,310)	$(124,086)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	7,859	9,280
Depreciation and amortization	1,922	298
Reduction in the carrying amount of right-of-use assets	1,005	1,096
Warrant liability fair value adjustment	(23,248)	45,588
Convertible note fair value adjustment	(1,074)	(267)
Share of net loss of equity method investee	208	1,131
Foreign currency transaction net unrealized gain	(19,346)	(4,864)
Other	145	—
Changes in assets and liabilities:
Prepaid assets and other current assets	1,672	(7,059)
Accounts payable, accrued liabilities and other	28,401	6,692
Operating lease liability	(3,212)	(802)
Net cash used in operating activities	(53,978)	(72,993)

Cash flows from investing activities:
Proceeds from property related grants	3,500	10,461
Purchases of property and equipment	(168,811)	(77,687)
Investments in equity method investee	(1,655)	(3,000)
Purchases of other long-term assets	(1,000)	—
Net cash used in investing activities	(167,966)	(70,226)

Cash flows from financing activities:
Repurchase of treasury shares	—	(1,052)
Net cash used in financing activities	—	(1,052)

Effect of changes in foreign exchange rates on cash, cash equivalents, and restricted cash	(13,240)	(2,765)
Net decrease in cash, cash equivalents, and restricted cash	(235,184)	(147,036)
Cash, cash equivalents, and restricted cash at beginning of period	563,045	565,627
Cash, cash equivalents, and restricted cash at end of period	$327,861	$418,591

Significant non-cash investing and financing activities:
Accrued purchases of property and equipment	$11,187	$18,514

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$299,419	$416,431
Restricted cash	28,442	2,160
Cash, cash equivalents, and restricted cash	$327,861	$418,591
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
FREYR Battery (“FREYR,” the “Company”, “we”, or “us”) is a developer of clean, next-generation battery cell production capacity. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of energy storage systems (“ESS”) and commercial mobility, including marine applications and commercial vehicles, and we have future ambitions to serve the electric vehicles market (“EV”).
We have put into service the buildings and infrastructure and certain manufacturing equipment at our Customer Qualification Plant (“CQP”). We are close to completing the construction of the initial buildings and infrastructure for our gigafactory, Giga Arctic. Both the CQP and Giga Arctic are located in Mo i Rana, Norway. We have also started the development of our first clean battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. As of September 30, 2023, we have not yet initiated commercial manufacturing or derived revenue from our principal business activities.
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
The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements for the year ended December 31, 2022 and, in management’s opinion, include all adjustments, consisting of only normal recurring adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods presented. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022, was derived from the audited consolidated financial statements as of December 31, 2022. However, these condensed consolidated interim financial statements do not contain all of the footnote disclosures from the annual consolidated financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Significant Accounting Policies
The Company’s significant accounting policies were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Supplemental accounting policy disclosures are included above.
2. PROPERTY AND EQUIPMENT, NET AND INTANGIBLE ASSETS, NET
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022

Land	$44,326	$44,326
Leasehold improvements	26,464	21
Machinery and equipment	5,094	61
Office equipment	2,684	2,532
Construction in progress	273,101	164,387
	351,669	211,327
Less: Accumulated depreciation	(2,281)	(550)
Total	$349,388	$210,777
Land consists of a 368-acre parcel of land in Coweta County, Georgia, which was purchased in 2022 for the development of Giga America. Leasehold improvements and machinery and equipment as of September 30, 2023 are largely related to the Company’s CQP in Mo i Rana, Norway. Construction in progress primarily includes costs related to the construction of the Giga Arctic facilities and production equipment for the CQP in Mo i Rana, Norway. Depreciation expense was $1.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.8 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License	$3,000	$(150)	$2,850	$3,000	$(37)	$2,963
Intangible assets consist of a license to produce and sell lithium-iron phosphate cathode battery materials using Taiwan based Advanced Lithium Electrochemistry Co., Ltd.’s technology. The license has a 20-year useful life. Amortization expense was $38,000 and $113,000 for the three and nine months ended September 30, 2023, respectively, (no comparative amounts for the three and nine months ended September 30, 2022). Future annual amortization expense is estimated to be $150,000 for the full year 2023 and each of the next four years.
3. LONG-TERM INVESTMENTS
The Company’s equity investments consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Investment
Equity method investments:
Nidec Energy AS	$1,447	$—
Investments without readily determinable fair values:
24M preferred stock	21,028	—
Total Long-Term Investments	$22,475	$—
Equity Method Investments
In March 2023, the Company contributed $1.7 million to obtain a 33% equity interest in Nidec Energy AS (the “Nidec JV”), a joint venture with Nidec Europe BV (“Nidec”). The Nidec JV was formed to develop, manufacture, and sell battery modules and battery packs for industrial and utility-grade ESS applications. The Company determined that the Nidec

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JV was a VIE, and that the Company was not the primary beneficiary. Additionally, the Company is able to exercise significant influence but not control over the operating and financial policies of the Nidec JV. Therefore, the Company has recorded its investment in the Nidec JV as an equity method investment.
In October 2021, we formed a joint venture, with the purpose of advancing the development of clean battery cell manufacturing in the U.S. (the “U.S. JV”). At the time of this initial investment, the Company agreed to contribute $3.0 million for the initial costs related to developing the first gigafactory to project concept selection, and this contribution was made in January 2022. We held a 50% common stock ownership in the U.S. JV and utilized the equity method of accounting for the U.S. JV through October 2022. In November 2022, the Company contributed an additional $49.0 million to the U.S. JV, increasing the Company’s common stock ownership in the U.S. JV to 95%. The Company reevaluated its classification of the U.S. JV, which was determined to meet the characteristics of a VIE. The Company was deemed to be the primary beneficiary of the U.S. JV and began consolidating the U.S. JV in November 2022. During the nine months ended September 30, 2023, the Company made an additional $22.6 million contribution and increased its common stock ownership to 96%.
The Company recognized its share of net loss of equity method investee in the condensed consolidated statements of operations and comprehensive loss of $0.2 million related to the Company’s equity method investment in the Nidec JV and $1.1 million related to the Company’s equity method investment in the U.S. JV, for the nine months ended September 30, 2023 and 2022, respectively.
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
4. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following (in thousands):

	September 30, 2023	December 31, 2022

Accrued purchases	$12,065	$34,932
Accrued payroll and payroll related expenses	12,347	12,936
Operating lease liabilities	3,212	3,257
Other current liabilities	169	321
Total	$27,793	$51,446
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
6. WARRANTS
Public and Private Warrants
As of September 30, 2023 and December 31, 2022, we had 24.6 million warrants outstanding (the “Warrants”), consisting of 14.6 million public warrants (the “Public Warrants”) and 10.0 million private warrants (the “Private Warrants”). The Warrants entitle the holder thereof to purchase one of our ordinary shares at a price of $11.50 per share, subject to adjustments. The Warrants will expire on July 9, 2026, or earlier upon redemption or liquidation.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
EDGE Warrants
As of September 30, 2023 and December 31, 2022, we had 2.2 million EDGE warrants outstanding and exercisable, which entitle the holder thereof to purchase one of our ordinary shares at the exercise price, subject to adjustments. The EDGE warrants consist of 1.5 million warrants with an exercise price of $0.95 which expire on May 15, 2024 and 0.7 million warrants with an exercise price of $1.22, which expire on September 30, 2025.
We determined that the EDGE warrants are equity classified as they are indexed to our ordinary shares.
7. FAIR VALUE MEASUREMENT
The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and liabilities at fair value on a recurring basis according to the valuation techniques we use to determine their fair value (in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note	$—	$—	$—	$—	$—	$—	$19,954	$19,954
Liabilities:
Warrant Liabilities	$—	$—	$10,540	$10,540	$—	$—	$33,849	$33,849
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
As of September 30, 2023 and December 31, 2022, the carrying value of all other financial assets and liabilities approximated their respective fair values.
Private Warrants
The Private Warrants outstanding on September 30, 2023 and December 31, 2022, were valued using the Black-Scholes-Merton option pricing model. See Note 6 – Warrants above for further detail. Our use of the Black-Scholes-Merton option pricing model for the Private Warrants required the use of subjective assumptions, including:
•The risk-free interest rate assumption was based on the U.S. Treasury Rates commensurate with the contractual terms of the Private Warrants.
•The expected term was determined based on the expiration date of the Private Warrants.
•The expected volatility assumption was based on the implied volatility from a set of comparable publicly traded companies as determined based on the size and industry and the implied volatility of the publicly traded Public Warrants.
An increase in each of the risk-free interest rate, expected term, or expected volatility, in isolation, would increase the fair value measurement, and a decrease in each of these assumptions would decrease the fair value measurement, of the Private Warrants.
Using this approach, an exercise price of $11.50 and a share price of $4.89 and $8.68 as of September 30, 2023 and December 31, 2022, respectively, we determined that the fair value of the Private Warrants was $10.5 million and $33.8 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Rollforward of Level 3 Fair Value
The changes in the Level 3 instruments measured at fair value on a recurring basis were as follows (in thousands):

	For the nine months ended September 30, 2023
	Asset	Liability
	Convertible Note	Private Warrants
Balance (beginning of period)	$19,954	$33,849
Fair value measurement adjustments	1,074	(23,248)
Conversion to preferred stock	(21,028)	—
Reclassification to Public Warrants	—	(61)
Balance (end of period)	$—	$10,540
8. SHAREHOLDERS' EQUITY
Ordinary Shares
As of both September 30, 2023 and December 31, 2022, 245.0 million ordinary shares without par value were authorized and 139.7 million were outstanding. On issuance of shares, amounts designated by our Board of Directors as share capital are included as ordinary share capital and any remaining proceeds are shown as additional paid-in capital in our condensed consolidated balance sheets. Holders of ordinary shares are entitled to one vote per share and to receive dividends when, as, and if, declared by our Board of Directors. As of September 30, 2023, we have not declared any dividends.
In December 2022, FREYR closed a public offering of 23.0 million ordinary shares at an offering price of $11.50 per share for total gross proceeds of approximately $264.5 million.
Share Repurchase Program
In May 2022, the Board of Directors approved a share repurchase program (the “Share Repurchase Program”). The shares purchased under the program are to be used to settle the exercise of employee options granted under the Company’s equity compensation plans. We were authorized to repurchase up to 150,000 of the Company’s ordinary shares. The Share Repurchase Program had no time limit and was able to be suspended or discontinued at any time. We purchased 150,000 ordinary shares at an average price of $6.97 per share, excluding fees, during the nine months ended September 30, 2022. No purchases were made during the nine months ended September 30, 2023. As of September 30, 2023, the authorized share repurchase was completed and no ordinary shares remain available for repurchase under the program.
Share-Based Compensation
2021 Plan
In June 2021, we adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was amended and restated in June 2023. The 2021 Plan provides for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants. Generally, our stock options and RSUs vest annually over three years and our stock options are exercisable over a maximum period of five years from their grant dates. Options are typically forfeited when the employment relationship ends for employees and they do not typically forfeit for directors. Generally, our RSUs are liability-classified awards, as they are cash settled based on the closing price of the shares on the vesting date. All exercised options are expected to be settled in shares, net of shares

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
withheld to satisfy the award exercise price and related taxes.  As of September 30, 2023, a total of 25.0 million shares were authorized for issuance to satisfy share-based compensation awards made under the 2021 Plan.
During the nine months ended September 30, 2023, 4.6 million options were granted to employees and directors, 116,000 RSUs were granted, 176,000 options were forfeited, and 20,000 RSUs vested and were cash settled.
2019 Plan
The 2019 Incentive Stock Option Plan (the “2019 Plan”) was issued on September 11, 2019. All stock options and warrants granted under the 2019 Plan are fully vested and no further awards can be issued. Outstanding awards under the 2019 Plan are required to be cash settled. The awards granted under the 2019 Plan are liability-classified awards, and as such, these awards are remeasured to fair value at each reporting date with changes to the fair value recognized as stock compensation expense in general and administrative expense or research and development expense within the condensed consolidated statements of operations and comprehensive loss. Cumulative stock compensation expense cannot be reduced below the grant date fair value of the original award.
During the nine months ended September 30, 2023, 9,000 of the 2019 Plan awards were exercised.
2021 CEO Option Awards
On June 16, 2021, our then Chief Executive Officer (“CEO”), Tom Einar Jensen, entered into a stock option agreement, as an appendix to an employment agreement. In accordance with the stock option agreement, on July 13, 2021 Mr. Jensen was granted 850,000 options to acquire our shares at an exercise price of $10.00 (the “2021 CEO Options”). The 2021 CEO Options were subject to nine separate performance criteria, each of which was related to 1/9th of the total award amount. As of December 31, 2022, one performance criteria for 94,000 of the 2021 CEO Options was deemed achieved by the Board of Directors. During the second quarter of 2023, the Board of Directors evaluated the remaining performance conditions and awarded full or pro-rata achievement for 567,000 of the remaining 756,000 options, which reflected adjustments to certain of the performance criteria. This is expected to result in an incremental compensation cost of $1.0 million to be recognized over the award's remaining requisite service period. The 94,000 options vest in equal parts on December 31, 2022, September 30, 2023, and June 1, 2024 and the 567,000 options vest in equal parts on September 30, 2023 and June 1, 2024.
9. GOVERNMENT GRANTS
For the three and nine months ended September 30, 2023 we recognized grant income of less than $0.1 million and $0.2 million, respectively, in other income, net within the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2022 we recognized grant income of zero and $2.0 million, respectively, in other income, net within the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022, we recorded grant income of $10.5 million, as a reduction of property and equipment, net on our condensed consolidated balance sheets, as these grants partially offset capitalized costs related to the construction in progress for the CQP. There was no grant income recorded as a reduction of property and equipment, net for the other periods presented.
As of both September 30, 2023 and December 31, 2022, we had $0.2 million in short-term deferred income from grants recorded in accrued liabilities and other on our condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, we had $27.0 million and zero, respectively, in long-term deferred income from grants recorded in other long-term liabilities on our condensed consolidated balance sheets.
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
In August 2023, we received $7.0 million for a job creation and capital investment grant in connection with the Giga America project. The grant is subject to the achievement of certain job creation and capital investment targets within 84 months from the earlier of the date of FREYR’s certified occupancy of the Giga America facility or January 1, 2026. The proceeds will be allocated by activity and recognized in other income, net or as a reduction of property and equipment, net, as applicable, for the portion of the grant that is reasonably assured of being retained.
For the three and nine months ended September 30, 2023, no amounts have been recognized for grants on the Giga America project. As of September 30, 2023, unearned proceeds of $27.0 million are presented as other long-term liabilities on the condensed consolidated balance sheet.
10. INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company has incurred taxable losses in each year since inception, and maintains a full valuation allowance against its loss carryforwards and other deferred tax

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
assets. The Company and certain of its operating subsidiaries generate taxable income in certain jurisdictions or taxable foreign company U.S. sourced income. The Company’s effective income tax rate was 0% and 1% for the three and nine months ended September 30, 2023, respectively, and 0% for both the three and nine months ended September 30, 2022.
11. RELATED PARTY TRANSACTIONS
Consulting Agreements
In May 2021, we entered into a consulting agreement with a member of the Board of Directors for a term of three years. In August 2023, we entered into a consulting agreement with another member of the Board of Directors for a one-year term. We pay both Board of Director consultants a monthly fee of $30,000 plus related reimbursable costs. The expenses incurred for these consulting services for the three and nine months ended September 30, 2023 were $0.1 million and $0.4 million, respectively. The expenses incurred for these consulting services for the three and nine months ended September 30, 2022 were $0.1 million and $0.4 million, respectively. These expenses are recognized as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of both September 30, 2023 and December 31, 2022, an unpaid amount of $0.1 million is recorded in accrued liabilities and other related to these agreements.
Metier
In 2020, we entered into a framework agreement with Metier OEC, which provides primarily project management and administrative consulting services. The CEO of Metier, the successor company to Metier OEC, is the brother of our current Executive Vice President, Project Execution. We recognized $0.7 million and $3.3 million for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $3.5 million for the three and nine months ended September 30, 2022, respectively, as general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss related to the agreement with Metier. For the three and nine months ended September 30, 2023, $0.3 million and $1.5 million, respectively, and for the three and nine months ended September 30, 2022 $0.4 million and $0.6 million, respectively, met the requirements for capitalization and are recognized as property and equipment within the condensed consolidated balance sheet. The unpaid amounts with Metier of $0.4 million and $0.7 million are recognized in accounts payable as of September 30, 2023 and in accrued liabilities and other as of December 31, 2022, respectively.
12. NET LOSS PER SHARE
The Company’s basic net loss per share attributable to ordinary shareholders was computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding.
Diluted net loss per share attributable to ordinary shareholders adjusts basic net loss per share attributable to ordinary shareholders to give effect to all potential ordinary shares that were dilutive and outstanding during the period. The treasury stock method was used to assess our warrants and share-based payment awards.
The computation of basic and diluted net loss attributable to ordinary shareholders per share is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to ordinary shareholders per share - basic and diluted	$(9,785)	$(93,850)	$(47,793)	$(124,086)
Denominator:
Weighted average ordinary shares outstanding – basic and diluted	139,705	116,704	139,705	116,795
Net loss attributable to ordinary shareholders per share:
Basic and diluted	$(0.07)	$(0.80)	$(0.34)	$(1.06)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The outstanding securities that could potentially dilute basic net loss attributable to ordinary shareholders per share in the future that were not included in the computation of diluted net loss attributable to ordinary shareholders per share, as the impact would be anti-dilutive, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Public Warrants	14,625	14,375	14,625	14,375
Private Warrants	10,000	10,250	10,000	10,250
EDGE warrants	2,176	2,176	2,176	2,176
Employee awards	10,252	5,697	10,252	5,697
Share-based compensation liability awards (1)	—	567	—	567
2021 CEO option awards (2)	661	94	661	94
Total	37,714	33,159	37,714	33,159

(1)    For the three and nine months ended September 30, 2023, the Company excluded the 668,000 total outstanding share-based compensation liability awards, as these awards are required to be cash-settled. For the three and nine months ended September 30, 2022, the Company excluded 141,000 of the 708,000 total outstanding share-based compensation liability awards, as these awards are required to be cash-settled. See Note 8 – Shareholders' Equity for further details.
(2)    For the three and nine months ended September 30, 2022, the Company excluded 756,000 of the total 850,000 2021 CEO option awards, as it was not yet probable that the performance conditions for these options would be achieved.

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
Overview
FREYR Battery (“FREYR,” the “Company”, “we”, or “us”) is a developer of clean, next-generation battery cell production capacity. Our mission and vision are to accelerate the decarbonization of global energy and transportation systems by producing clean, cost-competitive batteries. Through our strategy of Speed, Scale, and Sustainability, we seek to serve our primary markets of energy storage systems (“ESS”) and commercial mobility, including marine applications and commercial vehicles, and we have future ambitions to serve the electric vehicles market (“EV”).
We have put into service the buildings and infrastructure and certain manufacturing equipment at our Customer Qualification Plant (“CQP”). We are close to completing the construction of the initial buildings and infrastructure for our gigafactory, Giga Arctic. Both the CQP and Giga Arctic are located in Mo i Rana, Norway. We have also started the development of our first clean battery cell manufacturing project in the U.S. (“Giga America”), which is located on a 368-acre parcel of land in Coweta County, Georgia that was purchased by the Company in 2022. We plan to reduce GigaArctic spending in 2024 in order to prioritize liquidity during the scale-up efforts at the CQP and to focus on opportunities to capture any incentives provided by the U.S. Inflation Reduction Act through the development of Giga America. We have updated our estimated timeline for automated customer testable battery production to beyond fiscal year 2023. As of September 30, 2023, we have not yet initiated commercial manufacturing or derived revenue from our principal business activities.
Recent Developments
•On August 10, 2023, FREYR announced the appointment of Birger Steen as the Chief Executive Officer (“CEO”) of the Company replacing Tom Einar Jensen effective August 21, 2023. Mr. Steen brings to FREYR his extensive experience as an executive and board member leading multinational and publicly listed companies. The Company also announced effective August 9, 2023, the appointment of Mr. Steen as a Director and the appointment of Mr. Jensen as Executive Chair of the Company, replacing the retiring Co-founder and Executive Chair Torstein Sjøtveit. Mr. Jensen will provide transition support to Mr. Steen and will work closely with the leadership team to drive key global corporate development initiatives, capital formation, and engagement with FREYR’s capital providers based on a customer centric and partnership-oriented approach.
•On September 5, 2023, FREYR announced the expansion of its Energy Transition Acceleration Coalition (“ETAC”) to include SAP SE (FSE: SAP). SAP SE will join the previously announced ETAC members Glencore Plc (LN: GLEN), Caterpillar Inc. (NYSE: CAT), Siemens AG (GY: SIE), and Nidec Corporation (TSE: 6594). ETAC is a collaborative alliance of global business partners focused on commercializing decarbonization solutions through clean battery deployment.
•In September and October 2023, FREYR and its wholly owned subsidiary, FREYR Battery, Inc., a Delaware corporation (“FREYR Delaware”), entered into a Common Draft Terms of Cross-Border Merger (projet commun de fusion transfrontalière) and a Merger Agreement by and between FREYR and FREYR Delaware as the next steps in connection with FREYR’s previously announced plan to redomicile from Luxembourg to the U.S. as outlined in the Registration Statement on Form S-4, filed by FREYR Delaware with the U.S. Securities and Exchange Commission (the “SEC”) on September 8, 2023, as subsequently amended. We currently anticipate that the redomiciliation transaction will become effective in the fourth quarter of 2023, subject to obtaining shareholder approval at the extraordinary general meeting expected to occur on December 15, 2023 and all the conditions precedent to the merger between FREYR and FREYR Delaware being satisfied or waived.

Results of Operations
The following table sets forth information on FREYR’s condensed consolidated results of operations (in thousands except percentages):

	Three months ended September 30,		Change (%)	Nine months ended September 30,		Change (%)
	2023	2022		2023	2022
Operating expenses:
General and administrative	$27,772	$25,124	11%	$85,405	$77,888	10%
Research and development	7,086	3,253	118%	18,295	9,194	99%
Share of net loss of equity method investee	153	668	(77%)	208	1,131	(82%)
Total operating expenses	35,011	29,045	21%	103,908	88,213	18%
Loss from operations	(35,011)	(29,045)	21%	(103,908)	(88,213)	18%
Other income (expense)	25,007	(64,805)	(139%)	55,939	(35,873)	(256%)
Loss before income taxes	(10,004)	(93,850)	(89%)	(47,969)	(124,086)	(61%)
Income tax expense	—	—	NM	(341)	—	NM
Net loss	(10,004)	(93,850)	(89%)	(48,310)	(124,086)	(61%)
Net loss attributable to non-controlling interests	219	—	NM	517	—	NM
Net loss attributable to ordinary shareholders	$(9,785)	$(93,850)	(90%)	$(47,793)	$(124,086)	(61%)

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
General and administrative expenses increased by $2.6 million or 11%, to $27.8 million for the three months ended September 30, 2023, from $25.1 million for the three months ended September 30, 2022. General and administrative expenses increased by $7.5 million or 10%, to $85.4 million for the nine months ended September 30, 2023, from $77.9 million for the nine months ended September 30, 2022. This increase is primarily due to higher headcount and increased spending associated with the ramp-up of activities as we continue to invest in building our business and move closer to the start-up of manufacturing operations.
We have initiated a program to reduce costs and reallocate resources in 2024 to better match our current priorities, as many of our long term priorities are subject to additional financing. However, expenses can vary from quarter to quarter, and our spending may change to match changing project configurations and timelines, and the availability of project and other financing. See also “Financial Condition, Liquidity and Capital Resources” below.
Research and development (“R&D”)
R&D expenses consist primarily of compensation to employees engaged in research and development activities, including share-based compensation, internal and external engineering, depreciation for R&D equipment and facilities, supplies and services, and contributions to research institutions. R&D expenses also include development costs related to our technology license with 24M.
R&D expenses increased by $3.8 million or 118% to $7.1 million for the three months ended September 30, 2023, from $3.3 million for the three months ended September 30, 2022. R&D expenses increased by $9.1 million or 99% to $18.3 million for the nine months ended September 30, 2023, from $9.2 million for the nine months ended September 30, 2022. These increases are primarily due to the startup of R&D operations at the CQP late in the second quarter of 2023.
R&D expenses in future periods will be driven by increases in our technology personnel and research and development activities as we invest to improve our production processes, efficiency, and products and as we evaluate additional production and battery technologies in the normal course of business.
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
Other income (expense) changed by $89.8 million or 139% to income of $25.0 million for the three months ended September 30, 2023, from expense of $64.8 million for the three months ended September 30, 2022. The change is primarily due to the $24.4 million gain on warrant liability fair value adjustment for the three months ended September 30, 2023, compared to a $70.3 million loss for the three months ended September 30, 2022.
Other income (expense) changed by $91.8 million or 256% to income of $55.9 million for the nine months ended September 30, 2023, from expense of $35.9 million for the nine months ended September 30, 2022. Other income changed primarily due to a $23.2 million gain on warrant liability fair value adjustment for the nine months ended September 30, 2023, compared to a $45.6 million loss for the nine months ended September 30, 2022. In addition, we recognized a $20.5 million net foreign currency transaction gain for the nine months ended September 30, 2023, compared to a $5.4 million gain for the nine months ended September 30, 2022.
Financial Condition, Liquidity and Capital Resources
Liquidity and Capital Resources
As of September 30, 2023, we had approximately $327.9 million of cash, cash equivalents, and restricted cash and current liabilities of approximately $48.4 million. Our restricted cash includes $27.5 million held in escrow for planned construction activities of Giga Arctic in 2023. To date, our principal sources of liquidity have been proceeds received from our business combination with Alussa Energy Acquisition Corporation in 2021, issuance of equity securities, and amounts received from government grants. Historically, these funds have been used for constructing and equipping our battery manufacturing facilities, including the CQP and Giga Arctic, the purchase of land for Giga America, technology licensing, R&D activities, and general corporate purposes.
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
Until we can generate sufficient revenue to adequately support our liquidity requirements, we expect to fund short-term cash needs through our existing cash balances. We believe that we have sufficient liquidity to meet our contractual obligations and commitments for at least the 12 months following September 30, 2023.
Our long-term operating needs and planned investments in our business and manufacturing footprint, as currently devised, will require significant financing to complete. Such financing may not be available at terms acceptable to us, or at all. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing. If we are unable to raise substantial additional capital, our ability to invest in Giga Arctic, Giga America, and other gigafactories or development projects will be significantly delayed or curtailed which would have a material adverse impact on our business prospects and results of operations. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of our ordinary shares. The terms of debt securities or other borrowings could impose significant restrictions on our operations. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our ordinary shares.
In August 2022, the Company estimated its Giga Arctic facility to have a total cost of approximately $1.7 billion, using the configuration assumptions determined at that time. We are close to completing the construction of the initial buildings and infrastructure for Giga Arctic. FREYR has not yet committed additional material funds for the completion of the buildout and purchase of equipment in excess of the $27.5 million restricted cash held in escrow as of September 30, 2023, which is expected to be used to fund certain construction activities during the remainder of 2023. FREYR has elected to secure the Giga Arctic asset and minimize spending in 2024, instead prioritizing liquidity for scale-up efforts at the CQP and focusing spending on development of Giga America. Additional spending on Giga Arctic is pending continuing technology development and a competitive Norwegian regulatory response to the U.S. Inflation Reduction Act. The total cost to complete the construction and buildout of the Giga Arctic facility and the timing of cash requirements will depend on a variety of factors such as the ultimate configuration of the facility, including the number of production lines, the capacity of the facility, technology and product specifications, the form and amount of government grants and assistance, the availability, form, and additional requirements of project and other financing, and general economic conditions.

In November 2022, the Company estimated its Giga America facility to have an initial projected capital cost of approximately $1.7 billion. Since then, the Company has evaluated multiple configurations to achieve commercial production as quickly as possible. We have begun the development of Giga America but have not yet begun construction nor committed significant funds for the purchase of materials and equipment. Future development of Giga America could progress on one or both of two possible tracks. CQP performance, which is based on 24M technology, and the timing of delivery of testable batteries to our key stakeholders, and their acceptance of these batteries, could drive initial financing and development of Giga America. Conventional technology could provide an alternative or parallel path to accelerate Giga America development and timing. To this end, we are exploring potential conventional partnership opportunities that could complement the scale-up of the 24M platform along with multiple potential financing options, including government-sponsored grants and loans. The total cost of Giga America construction will continue to be refined, as decisions concerning technology and product specifications, timing of the start of construction, factory layout, and equipment purchases are finalized.
The estimated costs of constructing the Giga Arctic and Giga America facilities remain subject to technology and product specification decisions, ongoing business, financing, and operational changes, and changes to the overall macroeconomic environment. We will continue to provide updates to reflect material developments, including approvals or commitments for spending that differs materially from our previous estimates.
We are planning to reduce total cash spending by over 50% in 2024 as compared to 2023, in order to extend our liquidity runway to two plus years without any new project-level financing. We further expect to refrain from making significant capital expenditures during fiscal year 2024 until we have secured additional funding.
Our planned capital expenditures are based on management’s current estimates and may be subject to change. There can be no assurance that we will execute our capital expenditure plans as currently estimated, without addition, reduction, or modification. We may also from time to time reduce or increase planned spending on specific capital projects and/or adjust the timing of planned capital expenditures due to factors both within and outside of our control, including the availability of financing. As a result, actual capital expenditures in future years may differ materially from the amounts discussed above.
Cash Flow Summary
The following table summarizes our cash flows (in thousands):

	Nine months ended September 30,		Change (%)
	2023	2022
Net cash used in operating activities	$(53,978)	$(72,993)	(26%)
Net cash used in investing activities	(167,966)	(70,226)	139%
Net cash used in financing activities	—	(1,052)	(100%)
Operating Activities
Net cash used in operating activities was $54.0 million for the nine months ended September 30, 2023, compared to $73.0 million for the nine months ended September 30, 2022. The decrease in cash used in operating activities was primarily due to the receipt of $23.5 million for government grants in connection with the Giga America project for the nine months ended September 30, 2023.
Investing Activities
Net cash used in investing activities was $168.0 million for the nine months ended September 30, 2023, compared to $70.2 million for the nine months ended September 30, 2022. The increase in cash used in investing activities was primarily driven by $168.8 million in purchases of property and equipment for the nine months ended September 30, 2023, compared to $77.7 million in the corresponding period in 2022, and lower proceeds from property related grants of $3.5 million for the nine months ended September 30, 2023 compared to $10.5 million in the corresponding period in 2022.
Financing Activities
Net cash used in financing activities was zero for the nine months ended September 30, 2023, compared to $1.1 million for the nine months ended September 30, 2022. Net cash used during 2022 was related to the purchase of treasury shares during the second quarter.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are consistent with those described in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2023.

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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Group Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Group Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1
Common Draft Terms of Cross-Border Merger (projet commun de fusion transfrontalière), dated as of September 29, 2023, by and between FREYR Battery and FREYR Battery, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 5, 2023).

2.2	Merger Agreement and Plan of Merger, by and between FREYR Battery and FREYR Battery, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 18, 2023).
3.1	Consolidated Articles of Association of FREYR Battery as of December 20, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 15, 2023).
10.1
Amended and Restated Settlement Agreement between FREYR Battery Norway AS, FREYR Battery, and Tom Einar Jensen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2023).

10.2	Consultancy Agreement between FREYR Battery and Tom Einar Jensen (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 10, 2023).
10.3	Contract of Employment between FREYR Battery and Birger Steen (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 10, 2023).
10.4	Retirement Agreement between FREYR Battery SA and Torstein Dale Sjøtveit (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 10, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡,*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡,*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 is formatted in Inline XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (v) Notes to Condensed Consolidated Financial Statements.

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

FREYR BATTERY

Date: November 9, 2023	By:	/s/ Oscar K. Brown
	Name:	Oscar K. Brown
	Title:	Group Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2023	By:	/s/ Lori A. Papp
	Name:	Lori A. Papp
	Title:	Chief Accounting Officer (Principal Accounting Officer)